Form 10-Q
period 1995-10-31
POLYVISION CORP
filed 1995-12-15
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 1995

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from        to

          Commission file number      1-10555

                     POLYVISION CORPORATION
     (Exact name of registrant as specified in its charter)

          New York                              13-3482597
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     866 North Main Street Extension
     Wallingford, Connecticut                       06492
     (Address of principal executive              (Zip Code)
      offices)

                         (203) 294-6906
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X    No

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of December 14, 1995, was 8,301,033.






             POLYVISION CORPORATION AND SUBSIDIARIES
                            FORM 10-Q

                              INDEX


                                                             Page

PART I   -     FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
               October 31, 1995 and April 30, 1995

          Condensed Consolidated Statements of Operations -
               Three Months Ended October 31, 1995 and 1994

          Condensed Consolidated Statements of Operations -
               Six Months Ended October 31, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows -
               Six Months Ended October 31, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements -
               October 31, 1995

Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations


PART II   -    OTHER INFORMATION


SIGNATURES





















PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


[CAPTION]


                                   October 31,     April 30,
                                      1995           1995
(In thousands, except share data)  (unaudited)

Assets
Current assets:
  Cash and cash equivalents         $    413       $     260
  Accounts receivable, less
   allowance (October--$455
   and April--$521)                   11,230           8,358
  Receivable from affiliates              --           1,532
  Inventories                          4,147           5,029
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts                 852             823
   Prepaid expenses, deposits
    and other                            196             139

Total current assets                  16,838          16,331


Property, plant and equipment:
  Furniture and fixtures                 113              84
  Leasehold improvements               1,332           1,098
    Machinery and equipment            2,042           1,937


Property, plant and equipment:
  Furniture and fixtures                 113              84
  Leasehold improvements               1,332           1,098
    Machinery and equipment            2,042           1,937

                                       3,487           3,119
  Less allowances for depreciation     1,603           1,470
                                       1,884           1,649
Goodwill, less accumulated amorti-
  zation                               4,054           4,126
    (October--$1,178 and
     April--$1,106)
Other assets                              47              47

Total assets                         $22,823         $22,153


The accompanying notes are an integral part of these condensed consolidated financial statements.


















































POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

[CAPTION]


                                   October 31,     April 30,
                                      1995           1995
(In thousands, except share data)  (unaudited)

Liabilities and stockholders'
 equity
Current liabilities:
  Note payable                        $2,276          $1,379
  Current portion of long-term
    debt                                  --           1,115
  Accounts payable                     2,742           2,957
  Accrued expenses                     2,584           3,305
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts              1,000             522

Total current liabilities              8,602           9,278

Promissory note                        2,180              --
Royalties payable                        750             750
Accrued dividends                      1,022              --
Excess of net assets over
 purchase price of acquisition,
 less accumulated amortization
 (October--$13 and April--$0)          1,022           1,035
Stockholders' equity:
  Series A Preferred stock,
   $.01 par value, at liquidation
   value; authorized 1,500,000
   shares, issued 1,020,076 shares   25,502           25,502
  Common stock, $.001 par value;
   authorized 25,000,000 shares,
   issued and outstanding
   8,301,033 shares                        8               8
  Capital in excess of par value      37,951          37,951
  Accumulated deficit                (54,214)        (52,371)

Total stockholders' equity             9,247          11,090

Total liabilities and stock-
  holders' equity                    $22,823         $22,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

























































POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


[CAPTION]


                           For The Three Months Ended October 31,
(In thousands, except                    1995        1994
per share data)

Net sales                             $10,444        $1,239
Costs of goods sold                     7,895           827

   Gross Profit                         2,549           412
   Research and development               651           842
   Selling, general and adminis-
    trative                             2,327           559
Operating (loss)                         (429)         (989)

Other income (expense):
   Interest expense                      (130)          (41)

(Loss) before income taxes               (559)       (1,030)

Income taxes (benefit)                     --            --

Net (loss)                               (559)       (1,030)
Preferred stock dividends                 511           112


Loss per share of common stock         ($0.13)       ($0.11)
Average common shares outstanding   8,301,033    10,241,922


The accompanying notes are an integral part of these condensed consolidated financial statements.














POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


[CAPTION]


                             For The Six Months Ended October 31,
(In thousands, except                    1995        1994
per share data)

Net sales                             $21,063        $2,500
Cost of goods sold                     15,644         1,577

  Gross Profit                          5,419           923
  Research and development              1,396         1,640
  Selling, general and administrative   4,692         1,056

Operating (loss)                         (669)       (1,773)


Other income (expense):
  Interest & other income (expense)        71            --
  Interest expense                       (223)          (83)

(Loss) before income taxes               (821)       (1,856)

Income taxes (benefit)                     --            --

Net (loss)                               (821)       (1,856)
Net (loss)                               (821)       (1,856)
Preferred stock dividends               1,022           224

Loss applicable to common stock       ($1,843)      ($2,080)

Loss per share of common stock         ($0.23)       ($0.09)
Average common shares outstanding   8,301,033    10,241,922


The accompanying notes are an integral part of these condensed consolidated financial statements.










POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



[CAPTION]


                                     Six Months Ended October 31,
(In thousands)                           1995        1994


Cash flow from operating activities
Net (loss)                              ($821)      ($1,856)
Non-cash expenses included in
 net (loss):
   Depreciation and amortization          363           364
   Deferred interest                       51            --
Changes in operating assets and
 liabilities:
   Accounts receivable                 (2,872)         (116)
   Inventory                              882            --
   Prepaid expenses, deposits
    and other                             133           (30)
   Costs and estimated earnings in
    excess of billings on uncompleted
    contracts                             (29)           --
   Accounts payable and accrued
    liabilities                          (936)          (41)
   Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                             478            --
   Other                                   --            87

Cash used for operating activities     (2,751)       (1,592)

Cash flow from investing activities
Purchases of property, plant and
 equipment                               (539)         (181)

Cash used for investing activities       (539)         (181)

Cash flow from financing activities
Repayment of Congress revolving
 line of credit                        (1,379)           --
Repayments of long-term borrowings     (1,115)          (34)
Net receipts of receivable from
 affiliate                              3,584            --
Borrowings on Alpine working
 capital note                           2,276            --
Borrowings on Alpine promissory
 note                                   2,129            --
Advances (repayments) from (to)
 Alpine                                (2,052)        1,870

Cash provided by financing activities   3,443         1,836

Net increase in cash and cash
 equivalents                              153            63
Cash and cash equivalents
 at beginning of period                   260            23

Cash and cash equivalents at
 end of period                       $    413      $     86


The accompanying notes are an integral part of these condensed consolidated financial statements.






































POLYVISION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 31, 1995

(Dollars in thousands, unless otherwise noted)

NOTE 1 - BASIS OF PRESENTATION

PolyVision Corporation (formerly Information Display Technology, Inc. ("IDT")), through its Greensteel division ("Greensteel") and wholly-owned subsidiaries, APV, Inc. ("APV") and Posterloid Corporation ("Posterloid"), is engaged in the development, manufacture and sale of information display products. Greensteel is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. APV, which became a wholly-owned subsidiary of the Company as a result of the Merger (see below), is engaged in the research, development, licensing and initial manufacturing and testing of a proprietary technology known as PolyVisionTM, a materials technology with electrochemical and physical characteristics that allow it to address applications in a number of display products markets, including flat-panel displays and variable light transmission. Posterloid, which also became a wholly-owned subsidiary as a result of the Merger, is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information.

On December 21, 1994, The Alpine Group, Inc. ("Alpine"), acquired an additional 82 percent of the outstanding common stock of Adience, Inc. ("Adience") to increase its ownership in Adience to approximately 87 percent, resulting in an indirect ownership in IDT of approximately 70 percent. Also on December 21, 1994, the Company entered into a Merger Agreement with Alpine and two of its subsidiaries, APV and Posterloid (together, "IDG"), whereby the Company would merge with IDG and the Company would be named PolyVision Corporation. Because Alpine controlled both IDG and IDT, the Merger, which was completed on May 24, 1995, resulted in a new reporting entity which is being accounted for as a reorganization of entities under common control. The merged entity has adopted IDG's April 30 fiscal year end and, in order to provide timely meaningful information, the accompanying financial statements are presented as if the merger occurred on April 30, 1995. The accompanying financial statements give effect to push-down accounting to adjust IDT's accounting basis to fair value related to the December 21, 1994 acquisition of Adience by Alpine. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

In connection with the Merger, APV transferred its previously wholly owned subsidiary, PolyVision France S.A., to Alpine at its book value resulting in an increase of amounts due to Alpine by APV of $702,000. Also in connection with the Merger, Alpine distributed to its shareholders 76% of its ownership in the Company resulting in Alpine retaining a 19% ownership of the Company's common stock.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended October 31, 1995, are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 1995.

Earnings per common share is computed by dividing net income available to common stock by the weighted average number of shares outstanding.

NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials of $3,540 and $4,415, work in process of $296 and $433, and finished goods of $311 and $181 at October 31, 1995 and April 30, 1995, respectively.

NOTE 3 - CONTRACTS IN PROGRESS

The status of contract costs on uncompleted construction contracts was as follows:

[CAPTION]


                    Costs and estimated  Billings in excess
                        earnings in         of costs and
                    excess of billings   estimated earnings   Net

October 31, 1995:
 Costs and estimated
  earnings of $1,661       $4,584             $ 9,462
 Billings                   3,732              10,462
                           $  852             $(1,000)      $(148)

April 30, 1995:
 Costs and estimated
   earnings of $1,416      $5,029              $8,035
 Billings                   4,206               8,557
                           $  823               $(522)      $ 301




Accounts receivable at October 31, 1995 and April 30, 1995, include amounts billed but not yet paid by customers under retainage provisions of approximately $2,368 and $2,366, respectively. Such amounts are generally due within one year.

NOTE 4 - ALPINE FINANCING ARRANGEMENTS

On May 24, 1995, the Company entered into an agreement with Alpine pursuant to which the Company may borrow from time to time, prior to May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities of APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at an initial rate of 11%, with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). The principal balance outstanding is due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity. Alpine's obligation to lend such funds to the Company is subject to a number of conditions, including review by Alpine of the proposed use of such funds by the Company. Alpine has informed the Company that this agreement is not in conflict with the covenants of any other of its financing arrangements currently in effect.

The Company entered into a further agreement with Alpine on May 24, 1995 pursuant to which Alpine agreed to fund working capital deficiencies on a temporary basis through May 24, 1996 and in an amount not to exceed $2,500,000, on terms and conditions mutually agreeable to the parties, in the event the Company is not able to obtain adequate alternative financing upon the termination of the former revolving credit facility with Congress Financial Corporation ("Congress") or if the availability under such alternative financing is inadequate to cover working capital needs.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In February 1992, IDT was cited by the Ohio Environmental
Protection Agency (the Ohio EPA) for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio, facility.

In December 1993, IDT and Adience signed a consent order with the Ohio EPA and Ohio Attorney General that required IDT and Adience to pay to the State of Ohio a civil penalty of $200,000 of which IDT paid $175,000 and Adience paid $25,000. In addition, the consent order required the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. The work to be conducted under the closure plan was substantially completed in February 1995, subject to the Company receiving all necessary approvals from the Ohio EPA. In addition, the Company is preparing a risk assessment study which demonstrates, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan.
Based on administrative precedent, IDT believes that it is likely that the Ohio EPA will agree with the risk assessment study. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred.

At October 31, 1995, environmental accruals amounted to $114,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter, including the costs of effecting the closure plan, bonding and insurance costs, penalties, and legal and consultants' fees. Since 1991, Adience and IDT have paid $1,329,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

Under the acquisition agreement pursuant to which IDT acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material had been stored or disposed of on such property. No disclosure of storage or disposal of hazardous material on the site was made; accordingly, Adience is required to indemnify the Company for any losses in excess of $250,000. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by IDT in this matter, and has received assurance from Alpine that Adience will honor such claim. Adience has reimbursed IDT $1,279,000 through October 31, 1995; if Adience is financially unable to honor its remaining obligation, such costs would be borne by Greensteel.

In October 1994, three district sales managers of Greensteel filed a lawsuit in United States District Court for the Western District of Pennsylvania against Greensteel. The lawsuit alleges that Greensteel has taken unlawful and discriminatory employment actions in an effort to induce the three employees, because of their ages, to leave the employment of Greensteel and demands compensatory damages in excess of $25,000 (the statutory minimum) for each employee. The lawsuit also alleges breach by Greensteel of each of their employment contracts. In December 1994, Greensteel filed an answer denying all such allegations.

The Company is involved in other various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of that litigation will not have a material adverse impact on the Company's financial condition or results of operations.



Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Six Months Ended October 31, 1995, Compared With Three and Six Months Ended October 31, 1994.

The following table summarizes, for the periods presented, the respective amounts of Greensteel, APV (except as to Net sales and Gross profit, of which there were none) and Posterloid:


[CAPTION]


                        Three Months              Six Months
                      Ended October 31,        Ended October 31,
                      1995        1994         1995        1994
                            (in thousands, except percentages)

Net sales
   Posterloid       $  1,266     $1,239    $  2,799       $2,500
   Greensteel          9,178         --      18,264           --
                      10,444      1,239      21,063        2,500
Gross profit
   Posterloid            281        412         855          923
   Greensteel          2,268         --       4,564           --
                       2,549        412       5,419          923

Gross margin            24.4%      33.3%       25.7%        36.9%

Selling, general and
 administrative ex-
 penses
   Posterloid            401        351         793          725
   Greensteel          1,500         --       3,120           --
   APV and Corporate     426        208         779          331
                       2,327        559       4,692        1,056
Research and devel-
  opment
   APV                   651        842       1,396        1,640

Operating income (loss)
   Posterloid            120         61          62          198
   Greensteel            768         --       1,444           --
   APV and Corporate  (1,077)    (1,091)     (2,175)      (1,971)

                      ($ 429)   ($1,030)    ($  669)     ($1,773)




Three and Six Months Ended October 31, 1995 Compared with Three and Six Months Ended October 31, 1994

The comparative 1995 increases in net sales for the three and six months of $9,205,000 and $18,563,000, respectively, were attributable to the inclusion of revenues from Greensteel's operations subsequent to its effective purchase by Alpine on December 21, 1994. Greensteel's comparable revenues for the three and six months ended October 31, 1994 were $9,423,000 and $19,733,000, respectively. A portion of the six month revenue increase was attributable to an increase in Posterloid's comparative revenue's of approximately $300,000 or 12%. Greensteel's business is seasonal and a disproportionate amount of its sales and most of its operating profits occur in the first and second fiscal quarters of the year. This occurs as a result of increased business activity in the summer months when schools are closed and construction activity increases.

Gross profit for the three and six months increased on a comparative basis by $2,137,000 and $4,496,000, respectively, while the related comparative gross margin percentages declined from 33.3% to 24.4% and 36.9% to 25.7%. The increases in the gross profit as well as the declines in the gross margin percentages were primarily attributable to the inclusion of Greensteel's operations in fiscal 1996. Greensteel contributed a gross profit during the three and six months of $2,268,000 and $4,564,000 representing gross margin percentages of 24.7% and 25.0%, respectively. Posterloid's comparative gross profits decreased by $131,000 and $68,000 for the three and six months, while gross margins declined to 22.2% from 33.3% for the three months and to 30.5% from 36.9% for the six months. Approximately $100,000 of the gross profit decrease for the three months ended October 31, 1995 was a result of moving and start-up costs related to Posterloid's Viscon bank branch merchandising operations which was moved to Wallingford, Connecticut in August 1995. Posterloid's comparative declines in gross margin also reflects a reduction in business from the higher margin banking sector.

The comparative three and six month increases in selling, general and administrative expense of $1,768,000 and $3,636,000, respectively, was primarily attributable to the inclusion of $1,500,000 and $3,120,000 of Greensteel expenses and also corporate overhead expenses which are anticipated to range between $1,500,000 and $1,750,000 for fiscal 1996.

Liquidity and Capital Resources

During the six months ended October 31, 1995, the principal uses of cash included $2,751,000 used for operating activities and $539,000 for investing activities. Approximately $2,066,000 of such uses were attributable to the ongoing PolyVision development efforts at APV and corporate overhead, including $141,000 of related capital expenditures. Sources of cash included borrowings from Alpine of $2,180,000 (including $51,000 of deferred interest) by APV and $2,276,000 by Greensteel and $1,532,000 of net repayments by Adience on amounts owed to Greensteel.

During the six months ended October 31, 1995, Greensteel used approximately $457,000 for its operating activities while Posterloid used approximately $228,000 for its operating activities. Greensteel's use of funds included seasonal accounts receivable growth of $2,548,000 which was partially offset by cash flows of $882,000 provided from reductions in inventory levels.

On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow from time to time, prior to May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds at an initial rate of 11%, with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity. Alpine's obligation to lend such funds to the Company is subject to a number of conditions, including review by Alpine of the proposed use of such funds by the Company. Alpine further agreed to fund working capital deficiencies on a temporary basis through May 24, 1996 and in an amount not to exceed $2,500,000 in the event the Company is not able to obtain adequate alternative financing upon the expiration of its credit facility with Congress (together with the $5,000,000 commitment, the "Alpine Financing"). The PolyVision research and development effort requires an annual funding commitment of approximately $2,100,000 at its current level.

On July 21, 1995, Alpine repaid all amounts outstanding under the Company's revolving credit facility with Congress Financial Corporation ("Congress") and the Company terminated the Congress facility. Also, on July 21, 1995, Alpine repaid in full APV's equipment loan with the Connecticut Development Authority. These repayments, which aggregated $2,618,000, were advanced pursuant to the Alpine Financing noted above. The Congress facility, which was due September 30, 1995, was required to be repaid in connection with a financing completed by Alpine on July 21, 1995 which included the sale of $153,000,000 of Senior Secured Notes and an $85,000,000 revolving credit facility. Alpine's revolving credit facility provides the funds for the Alpine Financing to the Company. On October 31, 1995, the remaining availability under the Alpine Financing was $3,044,000. The Company is currently reviewing its capital and operating requirements in respect of calendar year 1996 and the fiscal year beginning May 1, 1996. This review includes an appraisal of the likely extent of its future PolyVision technology research and development program, overall corporate expenses and other operating expenses, with the objective of achieving operational break-even status by early fiscal 1997 and establishing a revolving line of credit with a third party lender to support its working capital requirements. The Company believes that it will achieve this objective and will have adequate capital resources to conduct its operations, including any restructuring or realignment of such operations.

In connection with termination of the Congress credit facility and the requirement to replace the temporary $2,500,000 working capital financing provided by Alpine for Greensteel's operations, the Company is currently seeking a new commercial banking relationship to reduce its current dependence on Alpine and to provide for future growth, although there can be no assurances that such financing will be obtainable on terms and conditions reasonably acceptable to the Company.

The introduction of commercially viable products of APV will be required to continue to support a sustained research and development effort for such products. The Company will continue to explore development and licensing opportunities for APV that further broaden the applications of APV's PolyVision technology and provide additional funding. In addition, the Company will explore possibilities for private and/or public equity financings and strategic alliances as potential capital sources in connection with the introduction of commercially viable PolyVision products and reducing its current dependence upon Alpine for such funding.
There can be no assurance, however, that either commercially viable PolyVision products will be introduced or that such additional sources of financing will be available on reasonable terms.




















PART II -   OTHER INFORMATION



Item 1.     Legal Proceedings


            Not applicable


Item 2.     Changes in Securities


            Not applicable


Item 3.     Defaults Upon Senior Securities


            Not applicable


Item 4.     Submission of Matters to a Vote of Security Holders


            Not applicable


Item 5.     Other Information


            Not applicable


Item 6.     Exhibits and Reports on Form 8-K


        (a) Exhibits:

            None


        (b) Reports on Form 8-K:

            None










                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   POLYVISION CORPORATION



Date:  December 14, 1995           By: /s/Alan J. Nickerson
                                        Alan J. Nickerson
                                        Chief Financial Officer and
                                        Secretary
                                        (as both a duly authorized
                                        officer of the registrant
                                        and the principal financial
                                        officer or chief accounting
                                        officer of the registrant)