Form 10-Q
period 1996-01-31
POLYVISION CORP
filed 1996-03-18
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1996
                              OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  to
     Commission File No.     1-10555

                     POLYVISION CORPORATION
     (Exact name of registrant as specified in its charter)

          New York                                13-3482597
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     866 North Main Street Extension
     Wallingford, Connecticut                       06492
     (Address of principal executive offices)     (Zip Code)

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

                         Yes   X    No

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of March 14, 1996, was 8,301,033.













                     POLYVISION CORPORATION
                            FORM 10-Q

                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . .

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
               January 31, 1996 and April 30, 1995 . . . . . . .

          Condensed Consolidated Statements of Operations -
               Three Months Ended January 31, 1996 and 1995. . .

          Condensed Consolidated Statements of Operations -
               Nine Months Ended January 31, 1996 and 1995 . . .

          Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended January 31, 1996 and 1995 . . .

          Notes to Condensed Consolidated Financial Statements -
               January 31, 1996. . . . . . . . . . . . . . . . .

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations . . .



PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . .




SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .


















PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

[CAPTION]



                                        January 31,     April 30,
(In thousands, except share data)          1996           1995

Assets
Current assets:
    Cash and cash equivalents             $    357     $     260
    Accounts receivable, less allowance
      (January--$413 and April--$521)        9,191         8,358
    Receivable from affiliates                  --         1,532
    Inventories                              3,558         5,029
    Costs and estimated earnings in excess
      of billings on uncompleted contracts     780           823
    Prepaid expenses, deposits and other       222           329
Total current assets                        14,108        16,331
Property, plant and equipment:
    Furniture and fixtures                     120            84
    Building and leasehold improvements      1,354         1,098
    Machinery and equipment                  2,164         1,937
                                             3,638         3,119
    Less allowance for depreciation          1,901         1,470
                                             1,737         1,649
Goodwill, less accumulated amortization      4,018         4,126
    (January--$1,214 and April--$1,106)
Other assets                                    47            47
Total assets                               $19,910       $22,153


The accompanying notes are an integral part of these condensed consolidated financial statements.












POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

[CAPTION]



                                        January 31,     April 30,
(In thousands, except share data)          1996           1995

Liabilities and stockholders' equity
Current liabilities:
    Note payable                            $2,500        $1,379
    Current portion of long-term debt           --         1,115
    Accounts payable                         1,792         2,957
    Accrued expenses                         2,705         3,305
    Billings in excess of costs and
      estimated earnings on
      uncompleted contracts                    541           522
Total current liabilities                    7,538         9,278

Promissory note                              2,911            --
Royalties payable                              750           750
Accrued dividends                            1,530            --
Excess of net assets over purchase
  price of acquisition, less
  accumulated amortization
  (January--$5 and April--$1)                  280         1,035
Stockholders' equity:
    Series A Preferred stock, $.01
      par value, at liquidation
      value; authorized 1,500,000
      shares, issued 1,020,076 shares       25,502        25,502
    Common stock, $.001 par value;
      authorized 25,000,000
      shares, issued and outstanding
      8,301,033 shares                           8             8
    Capital in excess of par value          37,951        37,951
    Accumulated deficit                    (56,560)      (52,371)

Total stockholders' equity                   6,901        11,090
Total liabilities and stockholders'
  equity                                   $19,910       $22,153


The accompanying notes are an integral part of these condensed consolidated financial statements.




POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

[CAPTION]


                                      For The Three Months Ended
                                              January 31,
(In thousands, except per             1996              1995
share data)

Net sales                             $7,354            $3,447
Cost of goods sold                     5,962             2,779
  Gross Profit                         1,392               668
  Research and development               735               848
  Selling, general and
   administrative                      2,334             1,113
Operating (loss)                      (1,677)           (1,293)
Other income (expense):
  Interest (expense)                    (161)              (46)

(Loss) before income taxes            (1,838)           (1,339)
Income taxes (benefit)                    --                --
Net (loss)                            (1,838)           (1,339)
Preferred stock dividends                508               112
Loss applicable to common stock      ($2,346)          ($1,451)
Loss per share of common stock        ($0.28)           ($0.14)
Average common shares outstanding  8,301,033        10,241,922


The accompanying notes are an integral part of these condensed consolidated financial statements.




















POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


[CAPTION]


                                      For The Nine Months Ended
                                             January 31,
(In thousands, except per             1996                  1995
share data)

Net sales                            $28,417              $5,947
Cost of goods sold                    21,606               4,356
  Gross Profit                         6,811               1,591
  Research and development             2,131               2,488
  Selling, general and administrative  7,026               2,169

Operating (loss)                      (2,346)             (3,066)
Other income (expense):
  Interest & other income                 71                  --
  Interest expense                      (384)               (129)

(Loss) before income taxes            (2,659)             (3,195)
Income taxes (benefit)                    --                  --

Net (loss)                            (2,659)             (3,195)
Preferred stock dividends              1,530                 366
Loss applicable to common stock      ($4,189)            ($3,561)
Loss per share of common stock        ($0.50)             ($0.35)
Average common shares outstanding  8,301,033          10,241,922


The accompanying notes are an integral part of these condensed consolidated financial statements.

















POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



[CAPTION]


                                    Nine Months Ended January 31,
(In thousands)                      1996               1995

Cash flow from operating activities
Net (loss)                            ($2,659)        ($3,195)
Non-cash expenses included in
  net (loss):
    Depreciation and amortization         705              548
    Deferred interest                     123               --
Changes in operating assets and
  liabilities:
    Accounts receivable                  (833)            (218)
    Inventory                           1,471               86
    Prepaid expenses, deposits and
     other                                107              126
    Costs and estimated earnings
     in excess of billings on
     uncompleted contracts                 43             (210)
    Accounts payable and accrued
     liabilities                       (2,515)             (91)
    Billings in excess of costs
     and estimated earnings on
     uncompleted contracts                 19              106
    Other                                  --             (267)
Cash used for operating activities     (3,539)          (3,115)
Cash flow from investing activities
Purchases of property, plant and
  equipment                              (690)            (295)
Cash used for investing activities       (690)            (295)
Cash flow from financing activities
Borrowings (repayment) of Congress
  revolving line of credit             (1,379)             488
Repayments of long-term borrowings     (1,115)             (58)
Net receipts of receivable from
  affiliate                             3,584              248
Borrowings on Alpine working
  capital note                          2,500               --
Borrowings on Alpine promissory
  note                                  2,788               --
Advances (repayments) from (to)
  Alpine                               (2,052)           3,204
Cash provided by financing
  activities                            4,326            3,882
Net increase in cash and cash
  equivalents                              97              472
Cash and cash equivalents
  at beginning of period                  260              338
Cash and cash equivalents at
  end of period                       $   357          $   810


The accompanying notes are an integral part of these condensed consolidated financial statements.













































POLYVISION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 31, 1996

(Dollars in thousands, unless otherwise noted)

NOTE 1 - BASIS OF PRESENTATION

PolyVision Corporation (formerly Information Display Technology, Inc. or ("IDT")), through its wholly-owned subsidiaries, Greensteel, Inc. ("Greensteel"), APV, Inc. ("APV") and Posterloid Corporation ("Posterloid"), collectively the "Company", is engaged in the development, manufacture and sale of information display products. Greensteel, formerly a division of PolyVision Corporation, is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. APV, which became a wholly-owned subsidiary of the Company as a result of the Merger (see below), is engaged in the research, development, licensing and initial manufacturing and testing of a proprietary technology known as PolyVisionTM, a materials technology with electrochemical and physical characteristics that allow it to address applications in a number of display products markets. Posterloid, which also became a wholly-owned subsidiary as a result of the Merger, is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information.

On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired an additional 82 percent of the outstanding common stock of Adience, Inc. ("Adience") to increase its ownership in Adience to approximately 87 percent, resulting in an indirect ownership in IDT of approximately 70 percent. Also on December 21, 1994, IDT entered into a Merger Agreement with Alpine and two of its subsidiaries, APV and Posterloid (together, "IDG"), whereby the Company would merge with IDG and the Company would be named PolyVision Corporation. Because Alpine controlled both IDG and IDT, the Merger, which was completed on May 24, 1995, resulted in a new reporting entity which is being accounted for as a reorganization of entities under common control. The merged entity has adopted IDG's April 30 fiscal year end and, in order to provide timely meaningful information, the accompanying financial statements are presented as if the merger occurred on April 30, 1995. The accompanying financial statements give effect to push-down accounting to adjust IDT's accounting basis to fair value related to the December 21, 1994 acquisition of Adience by Alpine. In accordance with APB No. 16, the Company has adjusted the carrying values of certain liabilities on IDT's opening balance sheet resulting in a $750,000 reduction of the excess of net assets over purchase price of acquisition. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

In connection with the Merger, APV transferred its previously wholly-owned subsidiary, PolyVision France S.A., to Alpine at its book value resulting in an increase of amounts due to Alpine by APV of $702,000. Also in connection with the Merger, Alpine distributed to its shareholders 76% of its ownership in the Company resulting in Alpine retaining a 19% ownership of the Company's common stock.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended January 31, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 1995.

Loss applicable to common stock is computed by dividing net income available to common stock by the weighted average number of shares outstanding.

NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials of $3,217 and $4,415, work in process of $236 and $433, and finished goods of $105 and $181 at January 31, 1996 and April 30, 1995, respectively.

NOTE 3 - CONTRACTS IN PROGRESS

The status of contract costs on uncompleted construction contracts was as follows:

[CAPTION]


                     Costs and estimated Billings in excess
                         earnings in        of costs and
                     excess of billings  estimated earnings   Net
January 31, 1996:
  Costs and estimated
   earnings of $1,236       $5,724           $  6,848
  Billings                   4,944              7,389
                            $  780           $  (541)      $  239

April 30, 1995:
  Costs and estimated
   earnings of $1,416       $5,029             $8,035
  Billings                   4,206              8,557
                            $  823            $  (522)    $   301



Accounts receivable at January 31, 1996 and April 30, 1995 include amounts billed but not yet paid by customers under retainage provisions of approximately $2,315 and $2,366, respectively. Such amounts are generally due within one year.

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

(See Note 6)

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

At January 31, 1996, environmental accruals amounted to $39,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, Adience and IDT have paid $1,404,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

Under the acquisition agreement pursuant to which IDT acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to IDT, no hazardous material had been stored or disposed of on such property. No disclosure of storage or disposal of hazardous material on the site was made; accordingly, Adience is required to indemnify the Company for any losses in excess of $250,000. IDT has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by IDT in this matter, and has received assurance from Alpine that Adience will honor such claim. Adience has reimbursed IDT $1,354,000 through October 31, 1995. If Adience is financially unable to honor its remaining obligation, such costs would be borne by Greensteel.

The Company is involved in various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of such litigation will not have a material adverse impact on the Company's financial condition or results of operations.

NOTE 6 - SUBSEQUENT EVENTS

UNION AGREEMENT

On February 28, 1996, Greensteel agreed to enter into a new three-year labor agreement with the local bargaining unit of the Carpenters Union at its Dixonville, Pennsylvania facility (the "Union"), whose members voted on this date to accept such new labor agreement. The labor agreement provides for a "working partnership" between Greensteel management and the Union whereby bargaining unit members will receive an aggregate of 230,000 shares of the Company's common stock and will share in 50% of the excess of targeted gross profit generated at the Dixonville facility. In exchange for such equity participation and the understanding of the importance of reducing Greensteel's cost structure to the future growth of the business, Union members agreed to an approximate 14% reduction in direct wages and a 6% reduction in benefits. The labor agreement further provides for the termination of the bargaining employees' defined benefit pension plan with any excess funding to be distributed to its participants. Although the Company believes this agreement will substantially enhance its competitive position and allow it to aggressively pursue increased market share, the issuance of common stock and the termination of the pension plan will result in a fourth quarter non-cash charge of approximately $700,000.

CREDIT COMMITMENT

On March 13, 1996, the Company received an executed commitment letter from Bank of Boston Connecticut to provide various credit facilities totaling, in the aggregate, $5,000,000 for the Company's Greensteel subsidiary. The commitment generally provides for the refinancing of Greensteel's working capital facility with Alpine and requires an initial excess borrowing availability against accounts receivable and inventory of $500,000 after giving effect to the Alpine refinancing and any other advances. The commitment further provides for a maturity of August 1, 1997, an interest rate equal to the prime rate plus one percent, a first lien on all tangible and intangible personal property of Greensteel and an unconditional guaranty by the Company, and will be subject to customary loan covenants and other financial coverage ratios. The closing of the loan, which is anticipated to occur on or before March 31, 1996, is subject to the satisfactory completion by the Bank of customary legal and financial due diligence and the negotiation, execution and delivery of definitive documentation for the credit facilities.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of operations

Three and Nine Months Ended January 31, 1996, Compared With Three and Nine Months Ended January 31, 1995

The following table summarizes, for the periods presented, the respective amounts of Greensteel, APV (except as to Net sales and Gross profit, of which there were none) and Posterloid:

[CAPTION]


                               Three Months        Nine Months
                             Ended January 31,  Ended January 31,
                             1996        1995   1996        1995

                               (in thousands, except percentages)

Net sales
   Posterloid            $  1,415     $1,164  $  4,214    $3,664
   Greensteel               5,939      2,283    24,203     2,283

                            7,354      3,447    28,417     5,947
Gross profit
   Posterloid                 359        349     1,214     1,272
   Greensteel               1,033        319     5,597       319
                            1,392        668     6,811     1,591

Gross margin                18.9%      19.4%     24.0%     26.8%

Selling, general and
 administrative expenses
   Posterloid                 416        407     1,209     1,132
   Greensteel               1,452        555     4,572       555
   APV and Corporate          466        151     1,245       482
                            2,334      1,113     7,026     2,169
Research and development
   APV                        735        848     2,131     2,488

Operating income (loss)
   Posterloid                 (57)       (58)        5       140
   Greensteel                (419)      (236)    1,025      (236)
   APV and Corporate       (1,201)      (999)   (3,376)   (2,970)
                          ($1,677)   ($1,293)  ($2,346)  ($3,066)



Three and Nine Months Ended January 31, 1996 Compared with Three and Nine Months Ended January 31, 1995

The comparative fiscal 1996 increases in net sales for the three and nine months of $3,907,000 and $22,470,000, respectively, were attributable to the inclusion of revenues from Greensteel's operations subsequent to its effective purchase by Alpine on December 21, 1994. Greensteel's comparable revenues for the three and nine months ended January 31, 1995 were $6,508,000 and $26,241,000, respectively. A portion of the nine month revenue increase was attributable to an increase in Posterloid's comparative revenues of approximately $550,000 or 15%. Greensteel's business is seasonal and a disproportionate amount of its sales and most of its operating profits occur in the first and second fiscal quarters of the year. This occurs as a result of increased business activity in the summer months when schools are closed and construction activity increases.

Gross profit for the three and nine months increased on a comparative basis by $724,000 and $5,220,000, respectively, while the related comparative gross margin percentages declined from 19.4% to 18.9% and 26.8% to 24.0%, respectively. The increases in the gross profit as well as the declines in the gross margin percentages were primarily attributable to the inclusion of Greensteel's operations in fiscal 1996. Greensteel contributed a gross profit during the three and nine months of $1,033,000 and $5,597,000 representing gross margin percentages of 17.4% and 23.1%, respectively. Posterloid's comparative gross profits increased $10,000 and decreased $58,000 for the three and nine months, while gross margins declined to 25.4% from 30.0% for the three months and to 28.7% from 34.7% for the nine months. Approximately $100,000 of the gross profit decrease for the nine months ended January 31, 1995 was a result of moving and start-up costs related to Posterloid's Viscon bank branch merchandising operations which was moved to Wallingford, Connecticut in August 1995. Posterloid's comparative declines in gross margin also reflects a reduction in business from the higher margin banking sector.

Research and development expenses, excluding depreciation and amortization charges, decreased on a comparative basis by $259,000 and $508,000 for the three and nine months ended January 31, 1996, respectively. The Company has determined that the most cost effective method in the event of full scale production of PolyVisionTM displays is through third party subcontractors. In this regard, the Company has decided not to exercise its option to renew the lease at its Wallingford, Connecticut facility which expires in December 1996 and the Company is currently exploring alternate sites. In connection with this decision, depreciation and amortization expenses have been accelerated while other PolyVision technology manufacturing related costs have been reduced.

The comparative three and nine month increases in selling, general and administrative expense of $1,221,000 and $4,857,000, respectively, were primarily attributable to the inclusion of $897,000 and $4,017,000 of incremental Greensteel expenses and also corporate overhead expenses which are estimated at $1,750,000 for fiscal 1996.

Since the Merger in May 1995, management of the Company has focused on the deployment of its asset base and its cost structure with a near-term goal of achieving a break-even level on operating profit for fiscal 1997. At Greensteel, the Company consolidated its Portland, Oregon manufacturing facility with its Corona, California facility in September 1995. An expansion of Greensteel's Alliance, Ohio facility was completed in February 1996 to allow for more efficient laminating and distribution of its porcelain enameled chalkboards and markerboards. In connection with its February 28, 1996 three-year union agreement, Greensteel will be consolidating its Landis, North Carolina facility into its Dixonville, Pennsylvania facility during the first quarter of fiscal 1997. In addition to the efficiencies expected from the foregoing, cost savings under the new labor agreement and adoption of a new health care plan will further enhance Greensteel's competitive position. In this regard, management of the Company intends to focus its resources on aggressively increasing its market share in fiscal 1997 for both its Greensteel and Posterloid subsidiaries.

Liquidity and Capital Resources

During the nine months ended January 31, 1996, the principal uses of cash included $3,539,000 for operating activities and $690,000 for investing activities. Approximately $3,130,000 of such uses were attributable to the ongoing PolyVision development efforts at APV and corporate overhead, including $145,000 of related capital expenditures. Sources of cash included borrowings from Alpine of $2,911,000 (including $123,000 of deferred interest) by APV and $2,500,000 by Greensteel and $1,532,000 of net repayments by Adience on amounts owed to Greensteel.

During the nine months ended January 31, 1996, Greensteel used approximately $184,000 for its operating activities and invested $525,000 of capital expenditures primarily attributable to an 18,000 square foot addition and laminating line at its Alliance, Ohio facility, while Posterloid used approximately $370,000 for its operating activities. Greensteel's use of funds consisted primarily of liquidation of accounts payable and accruals of $2,533,000 which was partially offset by cash flows of $1,489,000 provided from reductions in inventory levels.

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


On July 21, 1995, Alpine repaid all amounts outstanding under the Company's revolving credit facility with Congress and the Company terminated the Congress facility. Also, on July 21, 1995, Alpine repaid in full APV's equipment loan with the Connecticut Development Authority. These repayments, which aggregated $2,618,000, were advanced pursuant to the Alpine Financing noted above. The Congress facility, which was due September 30, 1995, was required to be repaid in connection with a financing completed by Alpine on July 21, 1995 which included the sale of $153,000,000 of Senior Secured Notes and an $85,000,000 revolving credit facility. Alpine's revolving credit facility provides the funds for the Alpine Financing to the Company. On January 31, 1996, the remaining availability under the Alpine Financing was $2,089,000. The Company is currently reviewing its capital and operating requirements in respect of calendar year 1996 and the fiscal year beginning May 1, 1996. This review includes an appraisal of the likely extent of its future PolyVision technology research and development program, overall corporate expenses and other operating expenses, with the objective of achieving operational break-even status by early fiscal 1997 and establishing a revolving line of credit with a third party lender to support its working capital requirements. The Company believes that it will achieve these objectives and will have adequate capital resources to conduct its operations including any restructuring or realignment of such operations.

On March 13, 1996, the Company received an executed commitment letter from Bank of Boston Connecticut to provide various credit facilities totaling, in the aggregate, $5,000,000 for the Company's Greensteel subsidiary. The commitment generally provides for the refinancing of Greensteel's working capital facility with Alpine and requires an initial excess borrowing availability against accounts receivable and inventory of $500,000 after giving effect to the Alpine refinancing and any other advances. The commitment further provides for a maturity of August 1, 1997, an interest rate equal to the prime rate plus one percent, a first lien on all tangible and intangible personal property of Greensteel and an unconditional guaranty by the Company, and will be subject to customary loan covenants and other financial coverage ratios. The closing of the loan, which is anticipated to occur on or before March 31, 1996, is subject to the satisfactory completion by the Bank of customary legal and financial due diligence and the negotiation, execution and delivery of definitive documentation for the credit facilities.

The introduction of commercially viable products of APV will be required to continue to support a sustained research and development effort for such products. The Company will continue to explore development and licensing opportunities for APV that further broaden the applications of APV's PolyVision technology and provide additional funding. In addition, the Company will explore possibilities for private and/or public equity financings and strategic alliances as potential capital sources in connection with the introduction of commercially viable PolyVision products and reducing its current dependence upon Alpine for such funding.
There can be no assurance, however, that either commercially viable PolyVision products will be introduced or that such additional sources of funding will be available on reasonable terms.

PART II - OTHER INFORMATION






































Item 1.   Legal Proceedings


          Settlement of Litigation

          During the quarter ended January 31, 1996, the Company settled a lawsuit brought by three former district sales managers of Greensteel which had alleged discriminatory employment actions and breach of their employment agreements. Settlement amounts were not material to the Company and the Company received full releases from such individuals.

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



                                  POLYVISION CORPORATION



Date:  March 14, 1996             By:/s/Alan J. Nickerson
                                     Alan J. Nickerson
                                     Chief Financial Officer and
                                     Secretary
                                     (as both a duly authorized
                                     officer of the registrant
                                     and the principal financial
                                     officer or chief accounting
                                     officer of the registrant)