Form 10-K
period 1996-04-30
POLYVISION CORP
filed 1996-07-29
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended            Commission file number
                April 30, 1996                        1-10555

                             POLYVISION CORPORATION
                 (FORMERLY INFORMATION DISPLAY TECHNOLOGY, INC.)
             (Exact name of registrant as specified in its charter)


                  New York                               13-3482597
       -------------------------------              -------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

       866 North Main Street Extension
           Wallingford, Connecticut                        06492
   ----------------------------------------             -----------
   (Address of principal executive offices)             (Zip Code)
       Registrant's telephone number, including area code: (203) 294-6906


           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class         Name of each exchange on which registered
        -------------------         -----------------------------------------

      Common Stock, par value                American Stock Exchange
          $.001 per share

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                                 Yes  X  No ___
                                     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [     ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 18, 1996:
                                   $6,637,677

The number of shares outstanding of the registrant's class of common stock as of July 18, 1996:
                                8,530,073 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant intends to file a definitive Proxy Statement (the "PolyVision Proxy Statement") pursuant to Regulation 14A within 120 days of the end of the fiscal year ended April 30, 1996. Certain information required in response to Items 10, 11, 12 and 13 of Part III of this Form 10-K is hereby incorporated by reference to the PolyVision Proxy Statement.

                               Page 1 of ___ Pages

                        Exhibit Index Appears on Page ___

                             POLYVISION CORPORATION
                 (FORMERLY INFORMATION DISPLAY TECHNOLOGY, INC.)

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1996

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
Item 2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   11
Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . .   12

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
                                                                              12
Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .   13
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operation  . . . . . . . . . . . . . . . . . . . . . . .   14
Item 8. Financial Statements and Supplementary Data . . . . . . . . . . . .   18
Item 9. Changes In and Disagreements With Accountants on Accounting and
        Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . .   18

                                    PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . . . .   18
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . . . .   18
Item 12. Security Ownership of Certain Beneficial Owners and Management . .   18
Item 13. Certain Relationships and Related Transactions . . . . . . . . . .   18

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .   19

ITEM 1.       BUSINESS
- -------       --------

General

     PolyVision Corporation, through its three wholly-owned subsidiaries (the "Company" or "PolyVision"), is engaged in the development, manufacture and sale of information display products.

     Greensteel, Inc. ("Greensteel"), which constituted the Company's entire business prior to the Merger (as more fully described below) under its former name Information Display Technology, Inc. ("IDT"), is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and markerboards), custom cabinets, and work station and conference center casework primarily for schools and offices. Posterloid Corporation ("Posterloid"), which became a wholly-owned subsidiary of the Company on May 24, 1995 as a result of the Merger, is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information. APV, Inc. ("APV"), which also became a wholly-owned subsidiary of the Company as a result of the Merger, is engaged in the research, development, licensing and testing of a proprietary technology known as PolyVision(TM), a materials technology with electrochemical and physical characteristics that allow it to address applications in a number of display product markets.

Recent Developments

   Union Agreement

     On February 28, 1996, Greensteel entered into a new three-year labor agreement with the local bargaining unit of the Carpenters Union at its Dixonville, Pennsylvania facility (the "Union"), whose members voted on that date to accept the new labor agreement. The labor agreement provides for a "working partnership" between Greensteel management and the Union whereby bargaining unit members received an aggregate of 229,000 shares of the Company's common stock and will share in 50% of the excess of "targeted gross profit" generated at the Dixonville facility. In exchange for such equity participation and the understanding of the importance of reducing Greensteel's cost structure to the future growth of the business, Union members agreed to an approximate 14% reduction in direct wages and a 6% reduction in benefits. The labor agreement further provides for the termination of the bargaining employees' defined benefit pension plan with any excess funding to be distributed to its participants. Although the Company believes this agreement will substantially enhance its competitive position and allow it to aggressively pursue increased market share, the issuance of common stock and the termination of the pension plan resulted in a fourth quarter charge of approximately $700,000.

   Bank Financing

     On April 25, 1996, the Company and Greensteel entered into a Master Credit Agreement with the Bank of Boston Connecticut to provide various credit facilities totaling, in the aggregate, $5,000,000 for Greensteel. The credit agreement provides for the refinancing of Greensteel's working capital facility with The Alpine Group, Inc. ("Alpine") which was repaid in the amount of $2,453,000, including accrued interest, on April 30, 1996. The credit agreement further provides for a maturity of August 31, 1997, an interest rate equal to the prime rate plus one percent, a first lien on all tangible and intangible personal property of Greensteel and a guaranty by the Company of such bank indebtedness, and is subject to customary loan covenants and other financial coverage ratios including restrictions on dividends from Greensteel to the Company.

   Greensteel Incorporation

     On January 12, 1996 the Board of Directors of the Company approved the incorporation of its then Greensteel Division. Pursuant to an Agreement of Transfer, all of the inventory, supplies, fixtures, equipment and other personal property held by the Company relating to its Greensteel Division was transferred to Greensteel in exchange for 100% of the capital stock of such subsidiary. Greensteel was incorporated in January 1996 to facilitate the separate financing of Greensteel's working capital requirements.

Background

     On December 21, 1994, Alpine purchased from certain stockholders of Adience, Inc. ("Adience") a total of 82.3% of the outstanding shares of Adience common stock (the "Adience Acquisition"), which, together with 4.9% of such shares previously owned by Alpine, increased its ownership to 87.2% of the outstanding shares of Adience common stock. At the time of the Adience Acquisition, Adience owned 80.3% of the outstanding shares of IDT common stock, and the remainder was publicly owned. As a result of such transaction, control of IDT passed from Adience to Alpine.

     On May 24, 1995, APV (a then 98% owned subsidiary of Alpine) and Posterloid (a then wholly-owned subsidiary of Alpine) were merged with and into two separate wholly-owned subsidiaries of IDT pursuant to an Agreement and Plan of Merger, dated as of December 21, 1994, as amended, among Alpine, IDT, APV and Posterloid (the "Merger Agreement"), with each subsidiary being the surviving corporation and remaining a wholly-owned subsidiary of the Company. APV and Posterloid had comprised Alpine's information display group ("IDG"), a business segment of Alpine. The Merger was completed on May 24, 1995, following the approval and adoption of the Merger Agreement by IDT shareholders at the 1995 Annual Meeting of Shareholders of IDT. Because Alpine controlled both IDG and IDT, the Merger was accounted for as a reorganization of entities under common control and the merged entity adopted IDG's April 30 fiscal year end. IDT has been included in the merged entity's financial statements from the date Alpine acquired control of IDT, which was December 21, 1994.

     On June 14, 1995, Alpine distributed to its stockholders approximately 73% of the outstanding shares of PolyVision Common Stock, which were acquired by it in the Merger (the "Distribution"). At the time of the Distribution, the Company comprised all of Alpine's information display operations and assets. The Distribution, when combined with shares of the Company common stock used as partial consideration in connection with the Adience Acquisition and the purchase of Adience's senior notes, resulted in the ownership by Alpine of approximately 17% of the outstanding shares of Common Stock, and Alpine remains the Company 's largest single shareholder. Alpine also owns 98% of the preferred stock of the Company.

Business Operations

   Greensteel

     Greensteel manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and markerboards), custom cabinets, and work station and conference center casework. Greensteel has its own nationwide marketing network that enables it to market its products to schools, health care facilities, offices and other institutions throughout the country. Greensteel's products are marketed under the trade name "Greensteel."

     Greensteel has achieved its current position in the specialized markets it serves due largely to its integrated approach to customer needs. In many cases, Greensteel performs a full range of services, including the custom design, production, installation and maintenance of its products. Greensteel believes that this integrated approach, which many of its competitors do not provide, enhances its responsiveness to customer needs. This approach, which allows the customer to obtain a full line of products and services from a single source, better enables Greensteel to establish an ongoing relationship with its customers to provide for their future requirements. Competition in Greensteel's markets is based largely on price, product quality, responsiveness and reliability.

     Most of Greensteel's products are sold in connection with new facility construction or renovation. Such products are generally sold as part of a bid process conducted through architects and general contractors working with Greensteel's sales staff, and are custom-made to specifications. Successful marketing of these products is dependent upon the maintenance of strong relationships with architects and general contractors, particularly in the education and health care construction fields. Greensteel has been advised by its customers that its products have achieved general recognition as quality products.

     Products

     Greensteel manufactures custom-made systems incorporating chalkboards, markerboards, tackboards and bulletin boards. Greensteel manufactures porcelain enameled chalkboards and markerboards which are sold in new construction or as replacements for traditional slate or glass blackboards. Porcelain products are manufactured at Greensteel's Alliance, Ohio plant, where porcelain is fused to sheet steel in electric furnaces. The porcelain-enameled product is then shipped to one of four other Greensteel production facilities for fabrication into chalkboards.

     Porcelain chalkboards, which are available in a range of colors, are virtually unbreakable and maintenance free, and are warranted by Greensteel to retain their original writing and erasing qualities under normal usage and wear. As a result of these product qualities and the reduced availability of slate for chalkboard production, Greensteel believes that porcelain chalkboards currently account for approximately 75% of all chalkboard sales in the United States.

     Greensteel's chalkboards, markerboards and cabinetry are typically sold together as a package to finish wall surfaces in school rooms and offices.
These products are generally manufactured at one or more of Greensteel's five production and fabrication facilities and are generally sold together as part of a package to end-users through a sales force operating out of Greensteel's regional sales offices and through independent distributors. Greensteel's writing surface products are generally priced from $100 to $900 per unit, depending on the surface's core material, dimension, gauge and trim, and whether the products are being sold through its own sales staff or through independent distributors.

     In addition to chalkboards, Greensteel manufactures dry-marker boards, which are high-gloss porcelain-enameled boards on which the user writes with a dry erase felt-tip marker. Greensteel also manufactures a variety of other information display surfaces for educational and health care facilities, such as tackboards.

     Unlike most of its competitors, Greensteel installs as well as manufactures its information display surfaces. Greensteel designs, engineers and installs manual and motorized information display systems for educational and office use, using combinations of chalkboards, markerboards and other surfaces.

     Greensteel manufactures and installs wood and plastic laminate cabinetry for schools, hospitals, laboratories and industry. In addition, Greensteel manufactures and installs indoor and outdoor display and bulletin board cases.

     Sales and Markets

     Most of Greensteel's products are sold by a bid process conducted through architects and general contractors working with Greensteel's sales staff. Warranties made by Greensteel with respect to its products and services are consistent with industry standards, except for a 50 year warranty on the writing surface of its porcelain chalkboards, which is in excess of industry standards. Greensteel markets its products through a sales staff of 17 persons, most of whom work on a commission basis, and maintains 12 sales offices in a number of states. Approximately 30% and 28% of Greensteel's sales during the year ended April 30, 1996 and the four months ended April 30, 1995, respectively, were made through independent distributors. As stated above, Greensteel's products are generally sold as part of a package to finish wall surfaces in school rooms and offices. While most of the products incorporated into such packages are manufactured by Greensteel, some components are purchased from other suppliers and distributed by Greensteel as part of the package. In this way, Greensteel acts as a distributor for certain related products which it does not manufacture to the extent necessary to complement the sale and installation of its own products. Pass-through sales of non-manufactured products accounted for approximately 9% and 8% of the revenues of Greensteel for the year ended April 30, 1996 and the four months ended April 30, 1995, respectively.

     For the year ended April 30, 1996, sales to educational institutions and health care facilities accounted for a majority of Greensteel's revenues. Most of Greensteel's business is concentrated in the eastern half of the United States and Greensteel believes that it is the dominant supplier of visual display products in the Northeast.

     Raw Materials

     The glass frit material used by Greensteel to produce its porcelain writing surfaces is currently produced to its specifications by a single supplier, Ferro Corp., so as to maintain consistent color and quality standards. Management of Greensteel believes that alternative sources of supply of the glass frit material used by Greensteel to produce its porcelain writing surfaces are readily available. Greensteel has never experienced any difficulty with the quantity or quality of product from its glass frit supplier. All other raw materials are readily available from a variety of sources.

     Competition

     Greensteel competes with a variety of companies which manufacture or distribute chalkboards and institutional cabinetry. Greensteel is one of only three manufacturers in the United States of porcelain-enameled steel facings, along with Claridge Products and Equipment Inc. and Alliance America (which are privately-owned companies), and is the only one with its own sales force. Claridge Products and Equipment Inc. sells its products through a network of independent distributors and Alliance America sells the porcelain facings only to laminators for further fabrication. As a result, Greensteel competes only indirectly with such manufacturers, and more directly with independent distributors which are typically small, local and regional companies.
Greensteel has attained its competitive position primarily as a result of design quality and reliability, both with respect to its products and installation.

     Seasonality

     Greensteel's business is seasonal and much of its revenues and most of its operating profits occur in the third quarter of the calendar year. This occurs primarily as a result of increased business activity in the summer months when schools are closed and construction activity increases. Greensteel typically incurs a loss in the winter months.

     Backlog

     At April 30, 1996, Greensteel's contract backlog was approximately $11,310,000, as compared with approximately $15,989,000 at April 30, 1995. Management expects that all of the backlog will be filled in its next fiscal year. Revenues from sales of specific products are recorded when title transfers, which is typically upon shipment. Revenues from construction of custom installations under contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. See
Note 2, "Revenue Recognition." to the Notes to Consolidated Financial Statements included herein.

     Employees

     Greensteel currently employs approximately 294 people. Approximately 103 employees at Greensteel's Dixonville, Pennsylvania plant are members of the Carpenters Union, with the current labor contract expiring in

February 1999. Of Greensteel's remaining employees, approximately 50 persons are union members not covered by collective bargaining agreements.

     Greensteel considers relations with its employees to be good.

     Patents and Trademarks

     Greensteel holds a number of patents and trademarks covering various products and processes relating to its business. Greensteel believes that its "Greensteel" trademark is important as the name "Greensteel" is highly recognized by customers, general contractors and architects in the education and health care markets as providers of quality products used in construction projects. Greensteel periodically monitors for infringing uses of this mark and has never encountered any such infringement. Management of Greensteel believes that such infringement is unlikely. None of Greensteel's patents or other trademarks are considered to be material to Greensteel's ongoing business.

     Insurance

     Greensteel maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which Greensteel is engaged. Greensteel believes that the amount and form of its insurance coverage are adequate at the present time.

     Environmental Matters

     Greensteel's manufacturing operations are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of hazardous materials and waste products. Compliance with these laws, as a result of the Adience indemnification described below, has not been a material cost to Greensteel and has not had a material effect upon its capital expenditures, earnings or competitive position.

     In February 1992, the Company was cited by the Ohio Environmental Protection Agency (the "Ohio EPA") for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste (holding waste on-site beyond the legal time limit) and illegal disposal of hazardous waste on the site of Greensteel's Alliance, Ohio manufacturing facility.

     In December 1993, the Company and Adience signed a consent order with the Ohio EPA and Ohio Attorney General that required the Company and Adience to pay to the State of Ohio a civil penalty of $200,000 of which the Company paid $175,000 and Adience paid $25,000. In addition, the consent order required the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. Removal and remediation activities as contemplated under the consent order have been completed.

     The Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan. Based on administrative precedent, the Company believes that it is likely that the Ohio EPA will agree with the risk assessment reports. The Company is currently waiting for a determination from the Ohio EPA as to whether the submitted reports are approved. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred. At April 30, 1996, environmental accruals amounted to $20,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, the Company and Adience have together paid $1,423,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

     Under the acquisition agreement pursuant to which the Company acquired the Alliance facility from Adience, Adience represented and warranted that, except as otherwise disclosed to the Company, no hazardous material has been stored or disposed of on the property and agreed to indemnify the Company for any losses in excess of $250,000. The Company has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by the Company in this matter, and has received assurance that Adience will honor such claim. Adience has reimbursed the Company $1,428,000 through June 30, 1996.

   Posterloid and APV

     Posterloid manufactures and sells indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used primarily by banks to display interest rates, currency exchange rates and other information. APV is engaged in the research, development, licensing and testing of a proprietary materials technology, known as PolyVision, with potential commercial applications in a range of consumer, industrial, office and other host product applications that utilize or incorporate flat-panel display components and systems.

   Posterloid

     Posterloid is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic display signage used primarily by banks to display interest rates, currency exchange rates and other information. Posterloid's displays are custom manufactured in arrays of screen printed plastic strips for ceiling hanging or for window or counter displays. During fiscal 1996, Posterloid had approximately 2,000 customers. Posterloid's marketing activities are conducted through both a direct sales force and sales representatives. Generally, Posterloid's products are priced at less than $1,000 per unit. Raw materials used in Posterloid's operations are widely available but are purchased from a limited number of sources in order to obtain favorable prices and terms. Posterloid competes with three other significant national menuboard manufacturers and a large number of local manufacturers. Menuboard products compete on the basis of design capability, price, quality and ability to meet delivery requirements.

     APV and PolyVision Technology

     APV's proprietary technology, known as PolyVision(TM), is a materials technology with electrochemical and physical characteristics that allow it to address applications in a number of product markets, including flat-panel displays and variable light transmission. The nature of the technology revolves around the specific materials utilized and the dynamics of the electrochemical reactions created within the materials. The proprietary aspects of the technology include the combination of materials utilized, cell structures for specific applications, cell internal processes and certain manufacturing techniques. When creating a flat-panel display, PolyVision(TM) materials are layered and sandwiched between a transparent electrode supported by a glass or plastic substrate and a second counter electrode. When a low voltage is applied between the electrodes, rapid chemical reactions occur and a high contrast image is displayed. Reversal of the voltage clears or erases the displayed image.

     The PolyVisionTM technology is characterized by wide viewing angles and extremely high contrast, as compared with many other currently available flat-panel display technologies which, at their present stage of development, exhibit various technical and operating limitations (e.g., viewing angle, sunlight readability and contrast) resulting in sub-optimal performance in many product applications (e.g., electronic outdoor displays).

     After acquiring the PolyVision(TM) technology, Alpine conducted a significant internal research and development program to determine feasibility across various product markets and to define the manufacturing and process technology to be employed in the commercial production of PolyVision(TM) displays. As a result of this work, APV is now producing at its facility in Wallingford, Connecticut, low-information content displays principally for test and evaluation purposes. Electrical, optical and environmental characterization of these displays has been conducted since 1994 and initial samples have been distributed to potential customers for third party evaluation.

Such evaluations have indicated the need for further development primarily with respect to consistency and duration of cell life. In this regard the technical staff is focusing its efforts on the homogeneity of the electrolyte and other constituent materials as well as fabrication processing, and the control and maintenance of electrochemical balance. In addition APV is currently exploring display applications in the point of purchasing market where the temporary nature of many promotions do not require extended cell life.

     APV's internal programs have also been augmented by third-party license and development programs with, among others, COGIDEV (for certain specific military applications including European military applications), Ralston Purina Co. (for certain consumer product merchandising applications), and Monsanto Corporation (for specific display applications).

     APV currently obtains all of its outside funding from Alpine and expects that this will continue through the remainder of fiscal 1997. APV's third party agreements involve licensing its proprietary technology to commercial customers, such as manufacturers of electronic and information display products, that may incorporate the technology into their own specific products or applications in exchange for license fees plus royalty payments based on unit product sales. Certain of these manufacturers have established in-house prototype manufacturing capabilities. The third-party agreements generally have a term co-extensive with the underlying patent rights being licensed by APV. From APV's incorporation in May 1986 through April 30, 1994, APV received approximately $2,500,000 from license and development fees.

     Flat-Panel Display Industry

     Flat-panel displays are compact, thin, electronically driven information displays (or viewing screens) which generate characters, numbers and images for utilization in a wide range of applications from watches and calculators to laptop computers and televisions. The flat-panel display market can be segmented in a variety of ways, the most common of which is by the number of distinct segments or picture elements ("pixels") that can be addressed and consequently the amount of "information" that can be displayed. Displays containing less than 100,000 pixels can be referred to as low-information content displays and displays with more than 100,000 pixels can be referred to as high-information content displays. Low-information content displays would include the common seven-segment digital numeric displays used, for instance, in clocks and radios and matrix addressed multiline displays used, for instance, in data collection terminals, electronic book readers and organizers. High-information content displays would include computer and television screens. Another manner in which the market is segmented is by writing speed, or the rate at which an individual segment or pixel can be switched from the on to the off state and vice versa. Many applications, such as television, require "video" speed capabilities (up to 60 frames per second) while other applications require significantly less speed.

     The first uses of flat-panel displays were for relatively low-information content applications beginning with LED watches introduced in the early 1970's. Since that time, digital flat-panel, low-information content displays have been introduced and utilized for thousands of product applications ranging from watches and clocks to appliances, stereos, calculators and games. The market for analog gauges and dials continues to be replaced by this technology. Low - information content flat-panel displays have also become increasingly sophisticated and now include a large number of dot matrix applications with greater flexibility such as indicator and status displays on fax machines, copiers and automobile dashboards.

     Research and Development

     APV's PolyVision research and development activities are focused at the present time on the optimization of performance and design for manufacturing and the characterization of the initial displays being produced. APV is also engaged in accelerated life testing of various displays in order to determine with a high degree of predictability the actual lifespans of the displays. APV employs a group of six engineers and technicians engaged in the development of low-information content segmented displays and large pixel displays for signage and point of purchase applications. In addition, APV collaborates with third parties, with whom license and/or development agreements have been executed.

     Currently, APV is operating as a development stage company and is evaluating materials technology to construct its anticipated products. To date, APV has not experienced any supply shortages for the components it utilizes. Management believes that the components which APV may ultimately use in its products will be available from a variety of outside vendors, although there can be no assurance thereof. APV cannot currently predict with certainty when or if a commercially viable product will be introduced.

     Intellectual Property and Proprietary Technology

     PolyVision is protected by a number of patents granted and/or filed in the United States, Canada, Europe and Japan. APV holds nine patents in the United States with corresponding patents issued or pending in France, Germany, Great Britain and Japan that expire at various dates from 2002 to 2010. APV has three patent applications pending in the United States, Canada, Japan, France and other European countries. In addition to patent protection, APV's proprietary rights are protected through the execution of confidentiality and non-disclosure agreements by APV employees, licensees and other third parties with whom APV shares information.

     Competition

     Flat-panel display research and development is substantial and continuing on a worldwide basis, dominated by large vertically integrated manufacturers in the Far East, primarily in Japan, which possess far greater financial and technical resources than APV. The cost and performance of the display component in a host product is, in many cases, a critical factor in market penetration, acceptance and pricing of the host product. As a result, the further development and enhancement of display technology is a major priority for all leading worldwide manufacturers of electronic and information display products.

     APV does not currently intend to enter the high-volume commodity display market. APV's initial products are anticipated to focus on dynamic sign applications where PolyVision's wide viewing angle and contrast ratio, especially in high ambient light environments, are expected to provide a competitive edge. Competing technologies in the dynamic sign market include numerous manufacturers of mechanical flip-dot, light bulb, LCD, LED and, in the cases where existing technologies exhibit significant shortcomings, stationary or static displays.

ITEM 2.        PROPERTIES
- -------        ----------

     Greensteel owns three of its facilities. Real estate owned by Greensteel is subject to mortgages. Greensteel believes that all of its facilities are well-maintained, in good condition and adequate for its present business. Greensteel's production facilities are currently utilized to the extent of one production shift per day. At such level of utilization, Greensteel's production facilities have sufficient capacity to meet demand for Greensteel's products.

     Certain information concerning the principal facilities of Greensteel is set forth below:

                                                 Approximate
                                Owned or         Floor Area      Lease
 Location                       Leased           (Square Feet)   Expiration
 --------                       ------           -------------   ----------


 Dixonville, Pennsylvania  . .  Owned            199,226            --

 Landis, North Carolina  . . .  Owned             46,800            --

                                                 Approximate
                                Owned or         Floor Area      Lease
 Location                       Leased           (Square Feet)   Expiration
 --------                       ------           -------------   ----------


 Alliance, Ohio  . . . . . . .  Owned             28,032            --

 Corona, California  . . . . .  Leased            26,000           1997

The principal facilities used by APV and Posterloid, both of which are leased, are as follows:

                                  Approximate
                                  Floor Area                    Lease
   Location                       (Square Feet)    Annual Rent  Expiration
   --------                       -------------    -----------  ----------


   Wallingford, Connecticut  .    32,000           $205,000       1996

   Long Island City, New York     25,000            162,000       1997

     The principal executive offices of the Company and the development and prototype facility of APV is located in Wallingford, Connecticut, at which it has 24 employees. The manufacturing facility and administrative office of Posterloid is located in Long Island City, New York, at which it has 52 employees. APV and Posterloid consider their employee relations to be good. The Company is currently negotiating to lease new space which would provide for the facility requirements of both APV and Posterloid.

ITEM 3.        LEGAL PROCEEDINGS
- -------        -----------------

     In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including PolyVision seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company. Plaintiff has alleged that such panels were defective in their design and manufacture. In its original complaint, Plaintiff seeks damages of $385,454 allegedly already incurred and unspecified future damages. The alleged sales fall into two categories, an original sale in 1987 and two or more sales in 1991 and 1992 of so-called replacement panels. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (which might permit treble damages), while preserving the right of the defendants, including PolyVision to challenge the applicability of such Act. Since an amended complaint has not yet been served, Plaintiff's theories of liability and damages are as yet not completely certain. Moreover, since an answer to the amended complaint, if served, remains to be served, and, as well, discovery has yet to commence, it is premature to render an estimate of the outcome of this litigation.

     For a description of certain environmental matters, see "Business -- Greensteel; Environmental Matters."

     Neither APV nor Posterloid is involved in any pending or threatened litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1996.


                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               -------------------------------------------------------------
               MATTERS
               -------

     The Company's common stock is traded on the American Stock Exchange ("AMEX") under the symbol PLI. As of April 30, 1996, there were approximately 2,409 holders of record of the Company's Common Stock.

     The following table sets forth, for the fiscal periods shown (PolyVision Corporation changed its fiscal year to April 30 from December 31 in connection with the Merger), the high and low sales prices for PolyVision Common Stock as reported on the AMEX. The amounts set forth below through the May 24, 1995 date of the Merger have not been adjusted to reflect the 1-for-15 Reverse Stock
              -------------
Split.

                                                      Low          High
                                                      ---          ----

Calendar 1994
  First Quarter . . . . . . . . . . . . . . .    $    7/8       $   5/8
  Second Quarter  . . . . . . . . . . . . . .         3/4           1/2
  Third Quarter . . . . . . . . . . . . . . .         7/8           3/8
  Fourth Quarter  . . . . . . . . . . . . . .       13/16           1/2

Calendar 1995
  First Quarter . . . . . . . . . . . . . . .    $  11/16       $   1/2
  Second Quarter  . . . . . . . . . . . . . .         3/4           1/2
  Third Quarter . . . . . . . . . . . . . . .         7/8           3/8
  Fourth Quarter  . . . . . . . . . . . . . .       13/16           1/2

Calendar 1996
  First Quarter . . . . . . . . . . . . . . .    $  11/16       $   1/2
  Second Quarter (through May 24, 1995) . . .       11/16           1/2


Fiscal 1996
  First Quarter (since May 25, 1995)  . . . .    $  7-1/2       $3-1/16
  Second Quarter  . . . . . . . . . . . . . .     3-15/16         2-1/4
  Third Quarter . . . . . . . . . . . . . . .      2-9/16         1-3/4
  Fourth Quarter  . . . . . . . . . . . . . .       2-5/8         1-7/8

Fiscal 1997
  First Quarter (through July 19, 1996) . . .    $  2-1/4       $   7/8

     The Company has never declared or paid dividends on its common stock and does not anticipate paying dividends at any time in the foreseeable future. The terms of the Company's Series A Preferred Stock prohibits the Company from paying dividends on all classes of stock junior to such stock (including its common stock) while shares of the Company's Series A Preferred Stock remain outstanding.

ITEM 6.        SELECTED FINANCIAL DATA
- -------        -----------------------

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                               Fiscal Year Ended April 30,
                                          ------------------------------------------------------------

                                                     1996    1995(1)      1994      1993       1992
                                                     ----    -------      ----      ----       ----
                                                 (in thousands, except per share data)     (unaudited)

     Net sales from operations . .                $35,627    $13,572     $5,108    $4,211     $3,507
                                                  =======    =======     ======    ======     ======

     (Loss) from operations  . . .                ($5,245)   ($5,644)  ($25,692)  ($8,564)   ($3,644)
                                                  ========   ========  =========  ========   ========

     Net (loss)  . . . . . . . . .                ($5,769)   ($5,728)  ($25,732)  ($9,638)   ($4,009)
                                                  ========   ========  =========  ========   ========

     Preferred stock dividends . .                 $2,040       $448       $448      $358        $27
                                                   ======       ====       ====      ====        ===

     (Loss) applicable to
        common stock . . . . . . .                ($7,809)   ($6,176)  ($26,180)  ($9,996)   ($4,036)
                                                  ========   ========  =========  ========   ========

     Loss per share (2)  . . . . .                 ($0.94)    ($0.67)    ($2.56)   ($1.14)    ($0.56)
                                                   =======    =======    =======   =======    =======

     Total assets  . . . . . . . .               ($18,983)   $22,153     $8,187    $9,496     $8,666
                                                 =========   =======     ======    ======     ======

     Long-term obligations . . . .                 $5,285     $1,865     $4,927    $9,430     $8,805
                                                   ======     ======     ======    ======     ======

     Preferred stock . . . . . . .                $25,731    $25,502     $6,933    $5,485     $4,027
                                                  =======    =======     ======    ======     ======

     Total stockholders' equity
        (deficit)  . . . . . . . .                 $4,084    $11,090     $1,472   ($1,350)   ($3,553)
                                                   ======    =======     ======   ========   ========

- ------------------------

(1) Includes the results of the Greensteel Division of the Company for the four months ended April 30, 1995. See Note 3 to Notes to Consolidated Financial Statements for pro forma financial information.

(2)       Restated for all periods to reflect the 1-for-15 reverse stock split.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------        ---------------------------------------------------------------
               RESULTS OF OPERATION
               --------------------

Results of Operations

     The following table summarizes, for the periods presented, the respective amounts of Greensteel, APV and Posterloid:

                                              Fiscal Year Ended April 30,
                                    --------------------------------------------
                                          1996          1995           1994
                                          ----          ----           ----
                                        (in thousands, except percentages)

 Net sales
    Posterloid . . . . . . . . . .      $ 5,557        $4,918         $5,108
    Greensteel . . . . . . . . . .       30,070         8,654             --
                                        -------       -------      ---------
                                         35,627        13,572          5,108
 Gross Profit
    Posterloid . . . . . . . . . .        1,635         1,484          1,930
    Greensteel . . . . . . . . . .        6,129         1,453             --
                                        -------       -------      ---------
                                          7,764         2,937          1,930

 Gross Margin  . . . . . . . . . .        21.8%         21.6%          37.8%

 Selling, general and
 administrative expenses                  1,766         1,514          1,780
    Posterloid . . . . . . . . . .
    Greensteel . . . . . . . . . .        6,356         2,364             --
    APV and Corporate  . . . . . .        1,856         1,334            751
                                        -------       -------       --------
                                          9,978         5,212          2,531
 Research and development
    APV  . . . . . . . . . . . . .        2,886         3,224          3,259
 Purchased R&D and related charges
    APV  . . . . . . . . . . . . .           --            --         21,687
 Amortization of goodwill
    Posterloid . . . . . . . . . .          145           145            145
 Operating income (loss)
    Posterloid . . . . . . . . . .         (276)         (175)             5
    Greensteel . . . . . . . . . .         (227)         (911)            --
    APV and Corporate  . . . . . .       (4,742)       (4,558)         25,697
                                        --------       -------       --------
                                         (5,245)       (5,664)       (25,692)

 Net interest expense  . . . . . .          516            64            383
 Other (income) expense  . . . . .            8            20           (343)


     Fiscal Year Ended April 30, 1996 Compared with Fiscal Year Ended April 30, 1995

     The fiscal 1996 comparative increase in net sales of approximately $22,055,000, or 162%, was primarily attributable to a full year of Greensteel's operations as compared to the four month period subsequent to its effective purchase by Alpine on December 21, 1994 for the fiscal year ended April 30, 1995. Greensteel's comparable revenues for the year ended April 30, 1995 were $32,611,000. The decrease in Greensteel's comparable revenues is primarily due to comparably lower sales of third party provided casework in accordance with Greensteel's decision in 1993 to discontinue reliance on third parties which had led in the past to substantial cost overruns and late deliveries. In addition, Posterloid's fiscal 1996 revenues increased approximately $639,000 or 13% with increases in both the menuboard and Viscon banking product lines. Greensteel's business is seasonal and a disproportionate amount of its sales and operating profits occur in the third calendar quarter of the year. This occurs as a result of increased business activity in the summer months when schools are closed and construction activity increases.

     Gross profit in fiscal 1996 increased on a comparative basis by $4,827,000, while the gross margin percentage increased slightly to approximately 21.8% in fiscal 1996 from 21.6% in fiscal 1995. The increase in the gross profit as well as the increase in the gross margin percentage were primarily attributable to Greensteel's operations. Greensteel's gross margin increased to 20.4% for fiscal 1996 from 16.8% for the four months ended April 30, 1995, primarily due to comparing full year results with a four month period of historically lower production volumes and related margins. Greensteel's fiscal 1996 gross margin was negatively affected by a non-cash charge of approximately $700,000 relating to a new three year union agreement at its Dixonville, Pennsylvania location.
In connection with the new union agreement the Company anticipates cost savings of approximately $1,000,000 in each of the next three years. Posterloid's comparative 1996 gross profit increased by approximately $151,000 while gross margin declined to 29.4% from 30.2%. Posterloid's comparative decline in gross margin was primarily attributable to costs associated with the move of the Viscon product line to Connecticut.

     Research and development expenses, excluding depreciation and amortization charges, decreased $780,000 on a comparative basis from fiscal 1995. The Company has determined that the most cost effective method in the event of full scale production of PolyVisionTM displays is through third party subcontractors. In this regard the Company will not exercise its option to renew the lease at its Wallingford Connecticut facility which expires in December 1996 and the Company is currently exploring alternate sites. In connection with this decision, depreciation and amortization expenses have been accelerated while other PolyVisionTM technology manufacturing-related costs have been reduced, such that research and development expenses for fiscal 1997 are anticipated to be approximately $1,200,000.

     The comparative fiscal 1996 increase in selling, general and administrative expense of $4,766,000 was primarily attributable to the inclusion of Greensteel for the entire fiscal year ended April 30, 1996 and a comparative increase of $522,000 of corporate expenses relating to the new management and public company structure implemented in connection with the May 1995 Merger.

     Since the Merger in May 1995, management of the Company has focused on deployment of its asset base and its cost structure with a near-term goal of
achieving a break-even level on operating profit for fiscal 1997.   At
Greensteel, the Company consolidated its Portland, Oregon manufacturing facility with its Corona, California facility in September 1995. An expansion of Greensteel's Alliance, Ohio facility was completed in February 1996 to provide more efficient laminating and distribution of its porcelain enameled chalkboards
and marker boards.   In June 1996, the consolidation of Greensteel's Landis,
North Carolina manufacturing facility with its Dixonville, Pennsylvania facility was completed. In addition to the efficiencies expected from the foregoing, cost savings under the new labor agreement and adoption of a new health care plan will further enhance Greensteel's competitive position. In this regard, management of the Company intends to focus its resources on aggressively increasing it market share in fiscal 1997 for both its Greensteel and Posterloid subsidiaries.

     Fiscal Year Ended April 30, 1995 Compared with Fiscal Year Ended April 30, 1994

     The fiscal 1995 comparative increase in net sales of approximately $8,464,000, or 166%, was attributable to the inclusion of $8,654,000 in revenues from Greensteel's operations for the four month period subsequent to its effective purchase by Alpine on December 21, 1994. Greensteel's comparable revenues for the four months ended April 30, 1994 were $8,408,000. Partially offsetting the revenue increase attributable to Greensteel was a decline in Posterloid's fiscal 1995 revenue's of approximately $190,000 or 4%.
Greensteel's business is seasonal and a disproportionate amount of its sales and operating profits occur in the third calendar quarter of the year. This occurs as a result of increased business activity in the summer months when schools are closed and construction activity increases.

     Gross profit in fiscal 1995 increased on a comparative basis by $1,007,000, while the gross margin percentage declined from approximately 37.8% in fiscal 1994 to 21.6% in fiscal 1995. The increase in the gross profit as well as the decline in the gross margin percentage were primarily attributable to the inclusion of Greensteel's operations in fiscal 1995. Greensteel, which historically has operated at gross margins below 19%, contributed a gross profit during the period of its inclusion of approximately $1,453,000, representing a gross margin percentage of approximately 16.8%. Posterloid's comparative 1995 gross profit decreased by approximately $446,000 while gross margin declined to 30.2% from 37.8%. Posterloid's comparative declines in gross profit and gross margin represent a reduction in business from the higher margin banking sector.

     The comparative fiscal 1995 increase in selling, general and administrative expense of $2,681,000 was primarily attributable to the inclusion of Greensteel for the four months ended April 30, 1995 and approximately $632,000 of Merger-related professional fees and other administrative overhead expenses charged by Alpine.

     Fiscal Year Ended April 30, 1994 Compared with Fiscal Year Ended April 30, 1993

     Net sales for the fiscal year ended April 30, 1994 increased by approximately $897,000, or 21.3%, from the fiscal year ended April 30, 1993. This increase resulted primarily from an increase of approximately $820,000 in sales to the banking sector which benefitted from a change in federal "truth in savings" regulations which mandate the disclosures banks are required to make to customers. The change in regulations resulted in banks being required to update certain of the information displayed on rate boards. This requirement resulted in a number of banks upgrading and/or replacing existing rateboards.

     Gross profit in fiscal 1994 increased by approximately $895,000, while the gross margin increased to 37.8% as compared to 24.6% for the year ended April 30, 1993. The increase in gross profit and gross margin reflected improved cost controls, costs related to the consolidation of the operations of Posterloid, American Menu Display, Inc. ("AMD") (substantially all of the assets of which were acquired in January 1993) and VISCON in fiscal 1993, and the inclusion of higher margin banking sector sales.

     S,G&A declined by approximately $852,000 during fiscal 1994 due primarily to a decrease at APV of $1,000,000. The decrease in APV-related expenses resulted from the consolidation of administrative functions and costs associated with the termination of employees in connection with the transfer of the product development activities from PolyVision France's Massy, Paris facility to APV's product development facility in Wallingford, Connecticut and a reduction in non-cash compensation expenses related to stock option grants.

     During fiscal 1994, APV incurred a non-cash charge of approximately $21,687,000 related to the acquisition by Alpine of substantially all of APV's minority equity ownership interest. Approximately $19,500,000 of the total charge related to the market value of Alpine common stock issued in the stock-for-stock exchange which, in accordance with generally accepted accounting principles, was recorded as an expense for purchased research and development, offset by a credit to stockholders' equity. The remainder of the charge related to expenses associated with the transaction, and closedown costs related principally to PolyVision France's development operations which were significantly reduced.

     During fiscal 1993, APV recorded a similar charge of approximately $2,800,000 for the purchase of assets and know-how of a research and development partnership between APV and Kirkbi Projekt A/S, a Danish company.

     Operating loss for the year ended April 30, 1994 increased to $25,700,000 from $8,600,000 for the year ended April 30, 1993. The increase resulted primarily from the substantial non-recurring non-cash charges resulting from the acquisition by Alpine of the minority interest in APV, referred to above. On a comparative basis, the fiscal 1993 operating loss of $8,600,000 included an approximate $2,800,000 charge for purchased R&D.

     The changes in interest expense in fiscal 1994 and 1993 resulted from changes in corporate allocations. Other income in fiscal 1994 consisted primarily of R&D credits associated with PolyVision France.

Liquidity and Capital Resources

     During fiscal 1996, the principal uses of cash included approximately $3,641,000 used for operating activities and approximately $774,000 for investing activities. Approximately $1,675,000 of such uses were attributable to ongoing PolyVisionTM technology development efforts at APV, $1,772,000 of corporate expenses and approximately $1,242,000 was used to repay indebtedness. Sources of cash included approximately $3,335,000 of long term borrowings from Alpine, $1,200,000 of new long term borrowings by Greensteel and $1,532,000 of net repayments by Adience on amounts owed to Greensteel.

     During the year ended April 30, 1996, Greensteel provided approximately $171,000 from its operating activities while Posterloid used approximately $355,000 for its operating activities.

     On April 25, 1996, Greensteel as borrower and the Company as Guarantor, entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. In connection with such financing, Greensteel repaid $2,453,000 to Alpine on April 30, 1996 pursuant to a $2,500,000 temporary credit facility provided by Alpine (see Note 16 to Notes to Consolidated Financial Statements included herein). The Agreement provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined (unused and available borrowings after repayment to Alpine were $1,611,000 at April 30, 1996) at the Bank's prime rate plus 1% (9.25% at April 30, 1996) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2% (9.75% at April 30, 1996) beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997. The Agreement terminates August 31, 1997 and provides for renewal at the Bank's sole and absolute discretion.

     Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants including maintenance of a minimum tangible net worth and minimum debt service coverage, as defined, and a restriction on dividends to the Company, which requires maintenance of a modified debt service coverage after taking into account any such dividends, and on other transfers of funds to the Company or its other subsidiaries. The Company is a guarantor of the Agreement and has pledged Greensteel's common stock in connection therewith. Greensteel was in compliance with all such financial covenants at April 30, 1996.

     On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow from time to time, until May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (13% at April 30, 1996), with interest payable semiannually in cash (but added to the outstanding principal amount for the
first 18 months).   For the year ended April 30, 1996 Alpine agreed with the
Company to a modification of terms whereby the Company issued 9,177 shares of the Company's Series A Preferred Stock to Alpine in lieu of the addition approximately $229,000 of interest to the outstanding principal amount of $3,335,000 at April 30, 1996. The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity. Alpine's obligation to lend such funds to the Company is subject to a number of conditions, including review by Alpine of the proposed use of such funds by the Company. Alpine's revolving credit facility provides the funds for it to extend the Alpine Financing to the Company. While no assurance can be given, management believes that such financing availability which includes $1,665,000 of remaining funding commitment at April 30, 1996, together with anticipated support from Posterloid's operations, will be sufficient to meet the needs of APV and its PolyVision(TM) development efforts for the next 12 months, which are anticipated to require approximately $1,000,000.

     In the long term, the successful introduction of commercially viable products will be required for APV to continue to support a sustained research and development effort at its current level. APV will continue to explore development and licensing opportunities that further broaden the applications of its PolyVisionTM technology and provide additional funding. In addition, management will also consider the private and/or public equity markets as potential capital sources in connection with the goal of commercializing its PolyVisionTM technology and reducing its dependence upon Alpine. There can be no assurance, however, that commercially viable products will be introduced or that such additional sources of funding will be available on reasonable terms.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------        -------------------------------------------

     The financial statements and supplementary data of the Company appear on pages F-2 through F-20 of this Form 10-K, are indexed herein under Item 14(a)(1), and are incorporated herein by reference. See also the financial statement schedule appearing herein under Item 14(a)(2).

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- -------        ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

     None.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------       --------------------------------------------------

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "PolyVision Proxy Statement").

ITEM 11.       EXECUTIVE COMPENSATION
- --------       ----------------------

     The information required by this Item is incorporated herein by reference to the PolyVision Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------       --------------------------------------------------------------

     The information required by this Item is incorporated herein by reference to the PolyVision Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------       ----------------------------------------------

     The information required by this Item is incorporated herein by reference to the PolyVision Proxy Statement.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------       ----------------------------------------------------------------

     (a)(1) Financial Statements.

     The following financial statements of PolyVision Corporation are submitted in a separate section beginning on page F-1 pursuant to the requirements of Form 10-K, part II, Item 8 and Part IV, Items 14(a) and 14(d):

                                                                            Page
                                                                            ----

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets as of April 30, 1996 and 1995 . . . . . . . . .  F-2

Consolidated Statements of Operations for the Years ended
April 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Stockholders' Equity (Deficit) for
the Years ended April 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Cash Flows for the Years ended
April 30, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .  F-5

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .  F-7


     (a)(2) Financial Statement Schedules.

     The following schedules of PolyVision Corporation are submitted for the years ended April 30, 1996, 1995 and 1994:

                                                                            Page
                                                                            ----

Schedule I - Condensed Financial Information of Registrant  . . . . . . . .  S-1

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . .  S-6

     All other schedules are omitted because they are not applicable or are not required, or because required information is included in the financial statements or the notes thereto.

     (a)(3) Exhibits.

Exhibit No.    Document
- -----------    --------

   2.1 Agreement and Plan of Merger, dated as of December 21, 1994, as amended, among IDT, The Alpine Group, Inc., Alpine PolyVision, Inc. and Posterloid Corporation.(1)

   3.1         Restated Certificate of Incorporation of the Company.(1)

   3.2         By-laws of the Company. (2)

Exhibit No.    Document
- -----------    --------

   4.4         Specimen form of Common Stock Certificate of the Company.(3)

  10.1 Asset Acquisition Agreement, dated as of April 24, 1990, relating to the purchase of the Information Display Division of Adience, Inc. by IDT.(4)

  10.2 Management and Administrative Services Agreement, dated as of April 24, 1990, between IDT and Adience, Inc.(5)

  10.3 Employment Agreement, dated as of October 8, 1990, between IDT and N. Roy Anderson.(2)

  10.4 Tax Sharing Agreement, dated as of April 24, 1990, between IDT and Adience, Inc.(5)

  10.7         1990 Stock Incentive Plan of IDT.(2)

  10.8 Nonstatutory Stock Option Agreement, dated November 12, 1990, between IDT and N. Roy Anderson.(2)

  10.15        1994 Stock Option Plan of the Company.(1)

  10.16 Credit Commitment Letter Agreements, dated May 24, 1995, between the Company and The Alpine Group, Inc.(3)

  10.17 Registration Rights Agreement, dated May 24, 1995, between the Company and The Alpine Group, Inc.(3)

  10.18        Form of Indemnification Agreement for Directors of the Company.
               (3)

  10.19        1996 Union Stock Grant Plan of the Company.(6)

  10.20        1995 Directors Stock Grant Plan of the Company.

  10.21        1995 Directors Stock Option Plan of the Company.

  10.22 Amended and Restated Employment Agreement, dated as of May 1, 1995, between the Company and Ivan Berkowitz.

  10.23 Amended and Restated Employment Agreement, dated as of May 1, 1995, between the Company and Joseph A. Menniti.

  10.24 Employment Agreement, dated as of May 1, 1995, between the Company and Mel Schrieberg.

  10.25 Articles of Agreement, dated February 28, 1996, between Greensteel and The Carpenters' District Council of Western Pennsylvania.

  10.26 Master Credit Agreement, dated as of April 25, 1996, among Bank of Boston Connecticut (the "Bank"), Greensteel and the Company.

  10.27 Security Agreement, dated as of April 25, 1996, between the Bank and Greensteel.

  10.28 Pledge Agreement, dated as of April 25, 1996, between the Bank and Greensteel.

Exhibit No.    Document
- -----------    --------

  10.29 Unlimited Continuing Guaranty Agreement, dated as of April 25, 1996, between the Bank and the Company.

  10.30 Stock Pledge Agreement, dated as of April 25, 1996, between the Bank and the Company.

  10.31 Agreement of Transfer, dated as of January 31, 1996, between the Company and Greensteel.

  22.1         Subsidiaries of the Company.


- ---------------------------------

(1) Incorporated herein by reference from Proxy Statement for the Annual Meeting of Shareholders, dated May 1, 1995.

(2) Incorporated herein by reference from Current Report on Form 8-K, dated April 24, 1990.

(3) Incorporated herein by reference to Registration Statement on Form S-2 (No. 33-93010), effective June 9, 1995.

(4) Incorporated herein by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(5) Incorporated herein by reference from Post-Effective Amendment No. 1 to Registration Statement No. 33-22701 NY.

(6) Incorporated herein by reference to Registration Statement on Form S-8 (No. 333-3897), effective May 16, 1996.

          (b) Reports on Form 8-K.

          None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             POLYVISION CORPORATION

Date:  July 26, 1996                         By: /s/ Alan J. Nickerson
                                                ----------------------
                                                  Alan J. Nickerson
                                                  Chief Financial
                                                  Officer and
                                                  Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven S. Elbaum          Chairman of the Board              July 26, 1996
- --------------------
Steven S. Elbaum              and Director


/s/ Ivan Berkowitz            Chief Executive Officer            July 26, 1996
- --------------------
Ivan Berkowitz                and Director (Principal
                              Executive Officer)


/s/ Alan J. Nickerson         Chief Financial Officer            July 26, 1996
- -------------------------
Alan J. Nickerson             and Secretary (Principal
                              Financial and Accounting
                              Officer)


/s/ Lyman C. Hamilton, Jr.    Director                           July 26, 1996
- --------------------------
Lyman C. Hamilton, Jr.


/s/ Stephen C. Knup           Director                           July 26, 1996
- --------------------
Stephen C. Knup


/s/ Robert J. Levenson        Director                           July 24, 1996
- -------------------------
Robert J. Levenson


                              Director                           July ___, 1996
- -------------------------
Thomas M. Ramseur


/s/ Bragi F. Schut            Director                           July 26, 1996
- --------------------
Bragi F. Schut

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To PolyVision Corporation:



We have audited the accompanying consolidated balance sheets of PolyVision Corporation (a New York corporation, formerly known as Information Display Technology, Inc.) and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PolyVision Corporation and subsidiaries as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, previously issued consolidated financial statements of Alpine PolyVision, Inc. and subsidiary as of April 30, 1994 and for the year then ended have been retroactively restated to reflect "push down" accounting for the acquisition of a minority interest.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index to the consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP



New Haven, Connecticut
June 28, 1996

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 1996 and 1995
                  (amounts in thousands, except share amounts)

                                                        1996              1995
                                                        ----              ----
ASSETS
- ------

Current Assets:
 Cash                                                  $   670         $    260
 Accounts receivable, net of allowance for
  doubtful accounts of $575 and $521                     8,027            8,358
 Receivable from affiliates                                 --            1,532
  Inventories                                            3,735            5,029
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                823              823
   Prepaid expenses and other current assets               345              329
                                                      --------       ----------
   Total current assets                                 13,600           16,331
Property and equipment, net                              1,402            1,649
Goodwill, net                                            3,981            4,126
Other assets                                                --               47
                                                    ----------      -----------
   TOTAL ASSETS                                        $18,983        $  22,153
                                                       =======        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
 Short-term borrowings                                 $ 1,252         $  1,379
 Current maturities of long-term debt                      220            1,115
 Accounts payable                                        2,877            2,957
   Accrued expenses                                      2,667            3,305
   Accrued dividends                                     2,040               --
   Billings in excess of costs and estimated earnings
   on uncompleted contracts                                503              522
                                                      --------        ---------
   Total current liabilities                             9,559            9,278
Long-term debt, less current maturities                    980               --
Indebtedness to The Alpine Group, Inc.                   3,335               --
Royalties payable                                          750              750
Excess of net assets over purchase price of acquisition    275            1,035

Commitments and contingencies

Stockholders' Equity:
 Series A Preferred Stock, $.01 par value, at $25 per
   share liquidation value;
   authorized 1,500,000 shares, issued 1,029,253
   and 1,020,076 shares                                 25,731           25,502
 Common stock, $.001 par value; authorized 25,000,000
   shares, issued 8,530,073 and 8,301,073 shares             9                8
   Capital in excess of par value                       38,524           37,951
   Accumulated deficit                                 (60,180)         (52,371)
                                                      --------         --------
   Total stockholders' equity                            4,084           11,090
                                                     ---------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      $ 18,983         $ 22,153
                                                      ========         ========

   The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended April 30, 1996, 1995, and 1994
                (amounts in thousands, except per share amounts)

                                      1996      1995      1994
                                      ----      ----      ----

Net sales                          $35,627        $13,572      $  5,108
Cost of goods sold                  27,863         10,635         3,178
                                  --------       --------     ---------
   Gross profit                      7,764          2,937         1,930

Selling, general and administrative
                                     9,978          5,212         2,531
Research and development             2,886          3,224         3,259
Purchased R&D and related charges       --             --        21,687
Amortization of goodwill               145            145           145
                                 ---------      ---------    ----------
   Operating loss                   (5,245)        (5,644)      (25,692)

Interest income                         71            120             1
Interest expense                      (587)          (184)         (384)
Other income (expense), net             (8)           (20)          343
                                ----------      ---------    ----------
   Loss before income taxes         (5,769)        (5,728)      (25,732)
Income tax expense                      --             --            --
                               -----------    -----------   -----------
   Net loss                         (5,769)        (5,728)      (25,732)

Preferred stock dividends            2,040            448           448
                                 ---------     ----------    ----------

Loss applicable to common stock    ($7,809)      ($ 6,176)     ($26,180)
                                   ========      =========     =========

Loss per share of common stock    ($  0.94)     ($   0.67)    ($   2.56)
                                  =========     ==========    ==========


















   The accompanying notes are an integral part of these consolidated financial statements.

                                                                    POLYVISION CORPORATION AND SUBSIDIARIES
                                                            (formerly known as Information Display Technology, Inc.)
                                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                               For the years ended April 30, 1996, 1995, and 1994
                                                                  (Amounts in thousands, except share amounts)

                                                                                 8% Cumulative            Series A
                                                      Common Stock              Preferred Stock       Preferred Stock
                                                      ------------              ---------------       ---------------
                                                   Shares        Amount      Shares         Amount    Shares       Amount
                                                   ------        ------      ------         ------    ------       ------
 Balance at May 1, 1993                           10,234,784    $    10       5,100         $5,485
 Dividends on Preferred Stock                                                                  448
 Shares Issued                                         7,138
 Contribution of Capital by
      The Alpine Group, Inc.
 Issuance of Preferred Stock                                                  1,000          1,000
 Purchased research and development expense
      contributed by The Alpine Group, Inc.
 Net (Loss) for the year ended April 30, 1994

                                               -------------   --------   ---------      ---------

 Balance at April 30, 1994                        10,241,922         10       6,100          6,933
 Dividends on Preferred Stock                                                                  448
 Recapitalization                                 (3,005,124)        (3)                              1,020,076   $25,502
 Contribution of capital by
      The Alpine Group, Inc.
 Acquisition of Greensteel                         1,064,275          1      (6,100)        (7,381)
 Net (Loss) for the year ended April 30, 1995

                                                  ----------   --------   ---------      ---------   ---------- ---------

 Balance at April 30, 1995                         8,301,073          8           0              0    1,020,076    25,502
 Dividends on Preferred Stock
 Shares Issued in Connection with Union              229,000          1
 Agreement
 Issuance of Preferred Stock in Lieu of
      Deferred Interest                                                                                   9,177       229
 Compensation Expense Related to Stock Grants
 Net (Loss) for the year ended April 30, 1996
                                               -------------  ---------   ---------      --------- ------------ ---------

 Balance at April 30, 1996                         8,530,073   $      9           0       $      0    1,029,253   $25,731
                                                 ===========   ========   =========       ========   ==========   =======
                                                      Capital In
                                                   Excess of Par     Accumulated
                                                           Value         Deficit         Total
                                                  --------------  --------------  ------------
 Balance at May 1, 1993                                  $13,170       ($20,015)      ($1,350)
 Dividends on Preferred Stock                                              (448)
 Shares Issued                                                28                            28
 Contribution of Capital by
      The Alpine Group, Inc.                               6,881                         6,881
 Issuance of Preferred Stock
 Purchased research and development expense                                              1,000
      contributed by The Alpine Group, Inc.               20,645                        20,645
 Net (Loss) for the year ended April 30, 1994
                                                                        (25,732)       (25,732)

                                                     -----------     -----------   -----------
 Balance at April 30, 1994
 Dividends on Preferred Stock                             40,724        (46,195)         1,472
 Recapitalization                                                          (448)
 Contribution of capital by                              (25,499)
      The Alpine Group, Inc.                               5,346                         5,346
 Acquisition of Greensteel
 Net (Loss) for the year ended April 30, 1995             17,380                        10,000
                                                                          (5,728)       (5,728)

                                                     -----------      ----------    ----------
 Balance at April 30, 1995
 Dividends on Preferred Stock                             37,951         (52,371)       11,090
 Shares Issued in Connection with Union                                   (2,040)       (2,040)
 Agreement                                                   486                           487
 Issuance of Preferred Stock in Lieu of
      Deferred Interest
 Compensation Expense Related to Stock Grants                                              229
 Net (Loss) for the year ended April 30, 1996                             (5,769)       (5,769)
                                                     -----------      ----------     ---------

 Balance at April 30, 1996                              $ 38,524        ($60,180)       $4,084
                                                        ========       =========     =========

              The accompanying notes are an integral part of these consolidated financial statements.

                           POLYVISION CORPORATION AND SUBSIDIARIES
                   (formerly known as Information Display Technology, Inc.)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended April 30, 1996, 1995, and 1994
                                    (amounts in thousands)

                                                         1996        1995       1994
                                                         ----        ----       ----
Cash flows from operating activities:
   (Loss) from operations                               ($5,769)    ($5,728)  ($25,732)
   Adjustments to reconcile (loss) from operations
     to net cash (used for) operations:
   Depreciation and amortization                          1,156         647      1,619
   Compensation expense for stock grants                    574          --         --
   Deferred interest                                        229          --         --
   Purchased R&D and related charges                         --          --     20,645
Change in assets and liabilities:
   Accounts receivable                                      331       1,506       (115)
   Inventories                                            1,294        (897)        20
   Other current assets                                      31        (260)      (405)
   Other assets                                              --          --        132
   Accounts payable and accrued expenses                 (1,468)        (98)       375
   Other                                                    (19)       (149)       127
                                                      ---------    --------   --------

Cash (used for) operating activities                     (3,641)     (4,979)    (3,334)
                                                      ---------    --------   --------

Cash flows from investing activities:
   Capital expenditures                                    (774)       (432)      (397)
   Net cash received in acquisition                          --         315         --
                                                      ---------    --------   --------

Cash (used for) investing activities                       (774)       (117)      (397)
                                                      ---------    --------   --------

Cash flows from financing activities:
   Net short-term borrowings (repayments)                  (127)        579         --
   Long-term borrowings                                   1,200          --        690
   Repayments of long-term borrowings                    (1,115)        (70)       (62)
   Advances from The Alpine Group, Inc.                      --       4,590      2,820
   Promissory note borrowings                             3,335          --         --
   Net repayments of receivable from affiliates           1,532         234         --
   Net proceeds from the sale of stock                       --          --         28
                                                      ---------    --------   --------

Cash provided by financing activities                     4,825       5,333      3,476
                                                      ---------    --------   --------

Net increase (decrease) in cash                             410         237       (255)
Cash at beginning of period                                 260          23        278
                                                      ---------    --------   --------
Cash at end of period                                 $     670    $    260   $     23
                                                      =========    ========   ========



         The accompanying notes are an integral part of these consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended April 30, 1996, 1995 and 1994
                                   (Continued)

                                                     1996      1995      1994
                                                     ----      ----      ----
                                                         (in thousands)
 Supplemental disclosures:
   Interest paid                                     $358  $    196   $     139
                                                     ====  ========   =========
 Non-cash investing and financing activities:
 Conversion of The Alpine Group, Inc.
   indebtedness:
   Preferred stock                                   $229  $  5,346    $  1,000
                                                     ====  ========    ========
   Paid in Capital                                                     $  6,881
                                                                       ========
 Purchased research and development
   expense contributed by The Alpine Group, Inc.                        $20,645
                                                                        =======
 Common stock issued in connection with
   Union Agreement                                   $487
                                                     ====
 Acquisition (net of cash acquired):
   Assets acquired                                          $17,686
   Liabilities assumed                                        8,001
                                                           --------
   Common stock issued                                     $  9,685
                                                           ========

























   The accompanying notes are an integral part of these consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994

1.   Basis of Presentation and Nature of Business
     --------------------------------------------

     PolyVision Corporation (formerly Information Display Technology, Inc. or "IDT") (the "Company"), through its wholly-owned subsidiaries, Greensteel, Inc. ("Greensteel"), APV, Inc. ("APV") and Posterloid Corporation ("Posterloid"), is engaged in the development, manufacture and sale of information display products. Greensteel is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. APV, which became a wholly-owned subsidiary of the Company as a result of the Merger (see below), is engaged in the research, development, licensing and initial manufacturing and testing of a proprietary technology known as PolyVision(TM), a materials technology with electrochemical and physical characteristics that allow it to address applications in a number of product markets, including flat-panel displays and variable light transmission. Posterloid, which also became a wholly-owned subsidiary as a result of the Merger, is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information.

     On December 21, 1994, The Alpine Group, Inc. ("Alpine"), acquired an additional 82% of the outstanding common stock of Adience, Inc. ("Adience") to increase its ownership in Adience to approximately 87 percent, resulting in an indirect ownership in IDT of approximately 70%. Also on December 21, 1994, the Company entered into a Merger Agreement with Alpine and two of its subsidiaries, APV and Posterloid (together, "IDG"), whereby the Company would merge with IDG and the Company would be named PolyVision Corporation.

     Because Alpine controlled both IDG and IDT, the Merger, which was completed on May 24, 1995, resulted in a new reporting entity which is being accounted for as a reorganization of entities under common control. The merged entity has adopted IDG's April 30 fiscal year end and, in order to provide timely meaningful information, the accompanying financial statements are presented as if the merger occurred on April 30, 1995. The accompanying financial statements give effect to push-down accounting to adjust IDT's accounting basis to fair value related to the December 21, 1994 acquisition of Adience by Alpine. Accordingly, the accompanying financial statements for the year ended April 30, 1994 represent the historical financial statements of IDG and for the year ended April 30, 1995 consist of the historical financial statements of IDG adjusted to include the results of operations of IDT from the December 21, 1994 acquisition date. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

     In connection with the Merger, APV transferred its previously wholly-owned subsidiary, PolyVision France S.A., to Alpine at its book value resulting in an increase of amounts due to Alpine by APV of $702,000. Also in connection with the Merger, Alpine distributed to its shareholders 76% of its ownership in the Company resulting in Alpine retaining an approximate 17% ownership of the Company's common stock.

     In connection with the Merger, APV's previously issued financial statements have been retroactively restated to adopt accounting principles required to be used in filings with the Securities and Exchange Commission. Accordingly, in the accompanying consolidated financial statements, Alpine's fiscal 1994 purchase of a minority interest in APV has been reflected on a "push down" basis (see Note 14) pursuant to the provisions of Staff Accounting Bulletins Nos. 54 and 73. In APV's previously issued financial statements, parent company transactions were not pushed down to APV. The effect of this change in

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)


     accounting principle was to increase APV's capital surplus by $20,645,000 and to record a purchased research and development charge of $20,645,000, thereby increasing APV's previously reported fiscal 1994 net loss by the same amount.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Cash flow reporting
     The Company considers all highly liquid investments with an original maturity of 3 months or less to be cash equivalents.

     Inventories
     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

     Revenue recognition
     Greensteel's revenues are from sales of specific products and construction of custom installations under contracts. Revenues from sales of specific products are recorded when title transfers, which is typically when shipment occurs. Revenues from contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. Approximately 70% of Greensteel's revenues for the year ended April 30, 1996 were from contracts, and approximately 75% of the related costs of revenues were from contracts. Provisions for losses on uncompleted contracts are made if it is determined that a contract will ultimately result in a loss.

     Posterloid recognizes revenues from sales of products when title transfers, which is typically when shipment occurs.

     Warranty claims
     Warranty claims are accounted for on an accrual basis based on historical experience. There have been no significant warranty claims to date.

     Loss per common share
     Loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is anti-dilutive. For the years ended April 30, 1996, 1995 and 1994 the weighted average number of shares used in computing loss per share was 8,339,200, 9,240,214 and 10,238,353, respectively.

     Property and equipment
     Plant and equipment are stated at cost less accumulated depreciation.

     Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated lives are as follows:

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



     Furniture and fixture    5-10 years
     Machinery and equipment  2-10 years
     Leasehold improvements   The lesser of the lease term or estimated useful
                              life

     Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to plant and equipment. Upon retirement, or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

     Goodwill
     Goodwill in the accompanying consolidated balance sheets represents the excess of cost over the fair value of net assets acquired related to the previous acquisition of Posterloid and is being amortized on a straight-line basis over forty years. The Company reviews goodwill to assess recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. In performing such reviews the Company estimates the future cash flows expected to result from Posterloid's product line. If the sum of the expected future cash flows (undiscounted and without interest charges) were to be less than the carrying amount, an impairment loss would be recognized. As a result of such reviews no impairment loss has been recognized. Accumulated amortization of goodwill was $1,251,000 and $1,106,000 at April 30, 1996 and 1995, respectively.

     Excess of net assets over purchase price of acquisition
     Negative goodwill in the accompanying 1996 consolidated balance sheet represents the excess of the fair value of net assets acquired over the cost of IDT and is being amortized on a straight-line basis over forty years (see Note 3).

     Research and development
     Research and development costs are expensed as incurred.

     Workers' compensation
     Greensteel was partially self-insured for workers' compensation claims. The Company has accrued for its workers' compensation claims based on an assessment of claims outstanding, as well as an estimate, based on experience, of incurred workers' compensation claims which have not yet been reported.

     Stockholders' equity
     Effective April 30, 1995, the Company effected a 1-for-15 reverse stock split. The accompanying consolidated financial statements and notes thereto have been retroactively restated to reflect this reverse stock split.

     Fair value of financial instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash, accounts receivable and payable, accrued obligations and
          --------------------------------------------------------------
          royalties payable - Management believes that the carrying amount
          -----------------
          approximates fair value because of the short maturity of those instruments.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



          Line of credit and long-term debt - Management believes that the
          ---------------------------------
          carrying amounts are a reasonable estimate of fair value as the debt is frequently repriced based on the prime rate, and there has been no significant change in credit risk since the financing was obtained.

          Indebtedness to Alpine - The indebtedness is held by a related party
          ----------------------
          and is not traded. Management believes that the carrying amount is a reasonable estimate of fair value as there has been no significant change in credit risk since the financing was obtained.

     Recent accounting pronouncements
     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets" (SFAS 121). SFAS 121 requires a company to review long-lived assets impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is required to adopt the new standard during its fiscal year ending April 30, 1997. Management does not believe the adoption of the new standard will have a significant impact on the Company's future results of operations or financial position.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income, as if the fair value based method of accounting defined in the statement had been applied. The Company is required to adopt the new standard during its fiscal year ending April 30, 1997. Based upon the Company's initial evaluation, adoption is not expected to have a material impact on the Company's financial position or results of operations because the Company intends to make pro forma disclosures to comply with this statement.

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications
     Certain reclassifications have been made to the 1995 consolidated financial statements in order to present them in a manner consistent with 1996.

3.   Acquisitions
     ------------

     On December 21, 1994, Alpine acquired an additional 82 percent of the outstanding common stock of Adience, resulting in an indirect ownership of IDT of approximately 70 percent. The completion of the Merger Agreement resulted in Alpine's direct and indirect ownership of 92.4% of the Company.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



     The acquisition of IDT was accounted for as a purchase and, accordingly, the results of operations of IDT have been included in the consolidated statements of operations from the December 21, 1994 acquisition date. The preliminary allocation of IDT's fair market value of $10,000,000 to IDT's assets resulted in the recording of $1,035,000 of negative goodwill after the elimination of IDT's non-current assets. In accordance with APB No. 16, the Company has adjusted the carrying values of certain liabilities on IDT's opening balance sheet resulting in a $750,000 reduction of the preliminary allocation of negative goodwill. The unaudited pro forma results of operations which give effect to the IDT acquisition and Merger as if they occurred on May 1, 1994 and 1993 are presented below. The pro forma amounts reflect purchase accounting adjustments under APB Opinion No. 16 and the elimination of $587,000 of professional fees directly related to the Merger which were included in IDT's historical operating results prior to the acquisition. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of the operations.

                                               Pro forma (unaudited)
                                               ---------------------

                                              1995              1994
                                              ----              ----

                                                  (in thousands)

 Net sales                                  $37,529            $48,557

 Net loss                                    (7,779)           (25,099)
 Preferred dividends                          2,040              2,040

 Net loss for common stock                   (9,819)           (27,139)

 Loss per common share                       ($1.06)            ($2.65)

4.   Inventories
     -----------

     The components of inventories are as follows at April 30, 1996 and 1995 (in thousands):

                                       1996          1995
                                       ----          ----
     Raw materials                   $3,206        $4,415
     Work in process                    365           433
     Finished goods                     164           181
                                    -------       -------
                                     $3,735        $5,029
                                     ======        ======

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



5.   Contracts-in-Progress
     ---------------------

     The status of contract costs on uncompleted construction contracts was as follows at April 30, 1996 (in thousands):


                                     Costs and estimated    Billings in excess
                                      earnings in excess       of costs and
                                         of billings        estimated earnings         Total
                                         -----------        ------------------         -----
            Costs and estimated            $5,132                  $6,551            $11,683
                 earnings of $1,425

            Billings                        4,309                   7,054             11,363
                                          -------                 -------           --------
                                          $   823                 $  (503)          $    320
                                          =======                 ========          ========


     The status of contract costs on uncompleted construction contracts was as follows at April 30, 1995 (in thousands):

                                      Costs and estimated    Billings in excess
                                       earnings in excess        of costs and
                                          of billings         estimated earnings        Total
                                          -----------         ------------------        -----
            Costs and estimated               $5,029                $8,035            $13,064
                 earnings of $1,425

            Billings                           4,206                 8,557             12,763
                                             -------               -------           --------

                                             $   823               $  (522)          $    301
                                             =======               ========          ========

     Accounts receivable at April 30, 1996 and 1995 included amounts billed but not yet paid by customers under retainage provisions of approximately $1,754,000 and $2,366,000, respectively. Such amounts are generally due within 1 year.

6.   Property and Equipment
     ----------------------

     Property and equipment are as follows at April 30, 1996 and 1995 (in thousands):

                                             1996           1995
                                             ----           ----

     Furniture and fixtures               $   142          $  84
     Machinery and equipment                2,080          1,937
     Buildings & leasehold improvements     1,320          1,098
                                          -------        -------
                                            3,542          3,119
     Less accumulated depreciation
        and amortization                    2,140          1,470
                                          -------        -------
                                           $1,402         $1,649
                                           ======        =======

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



     Depreciation and amortization expense for the years ended April 30, 1996, 1995 and 1994 was $1,016, $502 and $1,475, respectively.

7.   Debt
     ----

     Debt consists of the following at April 30, 1996 and 1995 (in thousands):

                                                          1996        1995
                                                          ----        ----

     Industrial Development Loan (a)                   $    --      $1,115
     Revolving credit loans (b) & (c)                    1,252       1,379
     Term loan (c)                                       1,200          --
     Indebtedness to The Alpine
          Group, Inc.(d)                                 3,335          --
                                                        ------      ------
          Total                                          5,787       2,494
     Less short-term borrowings, current maturities
          and Indebtedness to The Alpine
          Group, Inc.                                    4,807       2,494
                                                        ------      ------
          Long term bank debt                           $  980      $   --
                                                        ======      ======

(a) The Industrial Development Loan was made by the Connecticut Development Authority ("CDA") to APV and was collateralized by substantially all of APV's assets. The loan was subject to a 15 year amortization schedule with all remaining unpaid amounts due in December 2002 with interest at 7.8%. The loan agreement provided for, among other things, restrictions on cash dividends.

     The Loan, with an outstanding principal and interest amount due of $1,101,000, was repaid by Alpine on behalf of the Company on July 21, 1995 in connection with satisfying certain conditions of the CDA related to the Merger (see Note 16).

(b) As of April 30, 1995, IDT had a $5,000,000 credit line under a short-term credit facility with Congress Financial Corporation (Congress). The credit facility was collateralized by accounts receivable, inventory and equipment. The interest rate on loans under the credit facility was 2.5% over the prime rate (9% at April 30, 1995) and IDT paid a commitment fee of .5% on the unused portion of the credit facility. As of April 30, 1995, $1,379,000 had been borrowed under this credit facility. In addition, at April 30, 1995, IDT had an outstanding irrevocable standby letter of credit totaling $700,000, which reduced the availability under such credit facility in a like amount. The outstanding borrowings under this financing agreement were repaid in full by Alpine on behalf of the Company on July 21, 1995 and the line of credit agreement was terminated. In addition, Alpine provided Congress with cash collateral of $770,000 to continue the $700,000 letter of credit. Payments by Alpine to Congress on behalf of the Company aggregated approximately $1,517,000 and were comprised of the outstanding borrowings under the credit line of $1,431,000 and $86,000 of accrued interest, fees and expenses (see Note 16).

     IDT was also a guarantor of Adience's credit facility with Congress and had pledged its own accounts receivable, inventory and equipment to secure the guarantee. On July 21, 1995, Adience also repaid their outstanding borrowings and terminated their financing agreement. Accordingly, the Company is no longer a guarantor of the Adience credit facility.

(c) On April 25, 1996, Greensteel as borrower and the Company as Guarantor entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. In connection with obtaining such financing, Greensteel

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)


     repaid $2,453,000 to Alpine on April 30, 1996 pursuant to a $2,500,000 temporary credit facility provided by Alpine (see Note 16). The Agreement further provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined (unused and available borrowings after repayment to Alpine were $1,611,000 at April 30,
     1996) at the Bank's prime rate plus 1% (9.25% at April 30, 1996) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2% (9.75% at April 30, 1996) beginning June 1, 1996 through August 1, 1997 with the remaining unpaid principal amount of $900,000 due on August 31, 1997. The Agreement terminates August 31, 1997 and provides for renewal at the Bank's sole and absolute discretion.

     Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants including maintenance of a minimum tangible net worth and minimum debt service coverage, as defined, and a restriction on dividends to the Company, which requires maintenance of a modified debt service coverage after taking into account any such dividends, and on other transfers of funds to the Company or its other subsidiaries. The Company is a guarantor of the Agreement and has pledged Greensteel's common stock in connection therewith. Greensteel is in compliance with all covenants at April 30, 1996.

(d) On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow from time to time, until May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (13% at April 30, 1996), with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). For the year ended April 30, 1996, Alpine agreed with the Company to a modification of terms whereby the Company issued 9,177 shares of the Company's Series A Preferred Stock to Alpine in lieu of the addition of approximately $229,000 of interest to the outstanding principal amount at April 30, 1996 (see Note
     16).

     The aggregate amounts of minimum maturities relating to the long-term bank debt for the five years subsequent to April 30, 1996 are as follows (in thousands):

                      Fiscal Year                   Amount
                      -----------                   ------

                         1997                       $220
                         1998                        980

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



8.   Accrued Expenses
     ----------------

     Accrued expenses are as follows at April 30, 1996 and 1995 (in thousands):

                                                1996          1995
                                                ----          ----
     Accrued wages, salaries and employee
          benefits                            $1,064        $  495
     Accrued workers' compensation               450           568
     Other accrued expenses                    1,153         2,242
                                              ------        ------
                                              $2,667        $3,305
                                              ======        ======
9.   Employee Benefits
     -----------------

     401(k) savings plan
     -------------------
     This plan covers substantially all nonbargaining employees who meet minimum age and service requirements. The Company matches employee contributions of up to 6 percent of compensation at a rate of 50 %. Amounts charged against income totaled approximately $179,000, $95,000 and $11,000 in 1996, 1995 and 1994, respectively.

     Union Agreement
     ---------------
     On February 28, 1996, Greensteel entered into a new three-year labor agreement with the local bargaining unit of the Carpenters Union at its Dixonville, Pennsylvania facility (the "Union"), whose members voted on that date to accept the new labor agreement. The labor agreement provides for a "working partnership" between Greensteel management and the Union whereby bargaining unit members received an aggregate of 229,000 shares of the Company's common stock and will share in 50% of the excess of "targeted gross profit" generated at the Dixonville facility. In exchange for such equity participation and the understanding of the importance of reducing Greensteel's cost structure to the future growth of the business, Union members agreed to an approximate 14% reduction in direct wages and a 6% reduction in benefits. The labor agreement further provided for the termination of the bargaining employees' defined benefit pension plan with any excess funding to be distributed to its participants. The issuance of common stock and the termination of the pension plan resulted in a fourth quarter charge of approximately $700,000.

     Defined benefit pension plan
     ----------------------------
     Greensteel maintained a defined benefit pension plan covering substantially all hourly employees. The plan provided pension benefits based on the employee's years of service. Greensteel's funding policy was to make annual contributions to the extent deductible for federal income tax purposes. In connection with the Union agreement noted above, and after required notice to the participants, benefits under the plan were curtailed and ceased to accrue on March 31, 1996. Benefits will be provided for in the form of a lump sum distribution of each participant's accrued benefit. The final termination settlement of the plan and distribution of benefits is subject to approval of the termination of the plan by the Pension Benefit Guarantee Corporation and the Internal Revenue Service. Greensteel has undertaken the process to seek such approvals and will distribute all plan assets, including any excess funding in the plan to plan participants in the bargaining unit.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



     Greensteel's pension plan benefit obligations and assets were valued as of December 31, 1994. Net pension cost for the eleven months ended March 31, 1996 and the four months ended April 30, 1995 was as follows (in thousands):
                                                            1996        1995
                                                            ----        ----
     Service cost - Benefits earned during
        the period                                        $  51       $  17
     Interest cost on projected
        benefit obligations                                  35          10
     Return on plan assets                                  (54)        (18)
     Amortization of net asset existing at date
        of adoption                                          (8)         (2)
     Amortization of actuarial gain                          --          (1)
     Loss on curtailment                                    186          --
                                                          -----      ------

        Net pension cost                                  $ 210       $   6
                                                          =====       =====

     The following table sets forth the funding status of the plan and amounts recognized in the accompanying balance sheets at April 30, 1996 and 1995 as follows (in thousands):

                                                            1996        1995
                                                            ----        ----
     Actual present value of benefit obligations:
        Vested benefits                                    $(810)      $(391)
        Nonvested benefit                                                (21)
                                                              --
                                                         -------      ------
     Accumulated benefit obligations                       $(810)      $(412)
                                                          ======      ======

     Projected benefit obligations                         $(810)      $(412)
     Assets available for benefits -
        Funded assets at fair value                          872         690

        Funded status                                         62         278
     Unrecognized transition amount                           --        (157)
     Unrecognized net gain                                    --         (62)
     Excess funding to be distributed                        (62)         --
                                                          ------      ------
     Prepaid pension costs                                $    0      $   59
                                                          ======      ======

     The plan assets are invested in cash, treasury bonds and listed stocks and bonds.

     Assumptions used to develop the net pension costs for the March 31, 1996 and December 31, 1994 valuations were as follows:

          Discount rate                                       7.5%
          Expected long-term rate of return on assets         7.5%
          Plan curtailment (March 31, 1996)                   6.6%

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



     Certain union employees of Greensteel are covered by multiemployer defined benefit retirement plans. Expenses relating to these plans amounted to approximately $97,000 and $47,000 for the year and four months ended 1996 and 1995, respectively.

10.  Stock Option and Stock Grant Plans
     ----------------------------------

     On November 12, 1990, the Board of Directors of IDT approved an incentive stock option plan, pursuant to which a maximum aggregate of 300,000 shares were reserved for grants to key personnel. Generally, options became exercisable 6 months following the date of grant and expire 10 years from the date of grant. The plan provides for the option price to be paid in cash, in shares of Company common stock owned by the option holder, or in a combination of such shares and cash. As of April 30, 1996 and 1995, 11,833 options were outstanding at an exercise price of $37.50, which was above market value at the date of the grant. At December 21, 1994, the stock option plan was terminated without any effect on any outstanding options under such plan and a new stock option plan was adopted, which was approved by shareholders on May 24, 1995. Under the new stock option plan, 6,000,000 shares are reserved for grants to key personnel. During the year ended April 30, 1996, options to purchase and aggregate of 250,000 shares were granted to key employees at an exercise price of $3.86 per share which was above market value at the date of grant.

     During the year ended April 30, 1996, the Board of Directors adopted the 1995 Directors Stock Option Plan and the 1995 Directors Stock Grant Plan. The Company reserved for issuance 300,000 and 200,000 shares of the Company's common stock for the stock option and stock grant plans, respectively. Options to purchase an aggregate of 150,000 shares were granted during fiscal 1996 by the Board of Directors at an exercise price of $3.86 per share which was above market value at the date of grant. In addition, the Board of Directors approved stock grants of an aggregate of 100,000 shares for directors and key employees. The options and grants are generally subject to 3 to 5 year vesting requirements with all unexercised options expiring 10 years after the date of grant. The fiscal 1996 charge relating to the current year vesting of these grants was $87,000. No options expired, were exercised or canceled during fiscal 1996.

11.  Royalties Payable
     -----------------

     Connecticut Innovations, Inc. ("CII") has advanced amounts to APV pursuant to a Development Agreement to finance a portion of APV's product development costs. The Development Agreement provides for a minimum annual royalty of $75,000 per annum or 5% of sponsored product sales up to a cumulative royalty of $3,250,000. Thereafter a royalty of 1/2% on sponsored product sales is payable. The Development Agreement contains covenants relating to technology licensing of the sponsored product. In addition, the Development Agreement provides for an assignment of and collateral interest in the technology, including all patents and know-how. Included in the accompanying consolidated balance sheets is a $750,000 liability representing the aggregate amount advanced by CII under the terms of the agreement.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



12.  Series A Preferred Stock
     ------------------------

     On January 6, 1995, Alpine and the APV minority shareholder exchanged 3,005,124 shares of APV common stock for 1,020,076 shares of APV Series A Preferred Stock. In connection with the Merger, the APV Series A Preferred Stock was exchanged for an equal number of PolyVision Series A Preferred Stock (Series A Preferred).

     The Company is authorized to issue up to 1,500,000 shares of Series A Preferred. The Series A Preferred earns quarterly cash dividends at an annual rate of $2.00 per share and has priority as to dividends over the common stock. In the case of the voluntary or involuntary liquidation or dissolution of the Company, the holders of the Series A Preferred will be entitled to receive a liquidation price of $25.00 per share ($25,731,000 aggregate liquidation value at April 30, 1996) plus any accrued and unpaid dividends. The holders of the Series A Preferred have no voting rights except as required by New York law as noted below.

     Effective April 30, 1996, the Company agreed to issue an additional 9,177 shares of Series A Preferred Stock to The Alpine Group, Inc. in lieu of payment of deferred interest in the amount of $229,425 (see Note 7).

     The Company may at any time, at its option and subject to certain restrictions and conditions, redeem all or part of the outstanding shares of the Series A Preferred at a redemption price of $25.00 per share plus accrued and unpaid dividends. In addition, so long as any shares of Series A Preferred are outstanding and for a period of ten years from date of issuance, not less than 30% of the net proceeds received by the Company in a public offering (as defined) must be used to redeem an equivalent amount of Series A Preferred Stock at $25.00 per share.

     So long as any shares of Series A Preferred are outstanding, the Company will not, without the affirmative vote of at least a majority of the outstanding shares of Series A Preferred voting, (i) amend the Certificate of Incorporation or By-laws if such change will adversely affect the rights of the Series A Preferred, (ii) merge or consolidate with or into another corporation, (iii) permit a sale of substantially all of the assets of the Company, (iv) permit any liquidation or dissolution of the Company or (v) declare or make any dividends or distributions on, or redemptions or purchases of, any stock other than the Series A Preferred Stock.

13.  Income Taxes
     ------------

     The Company recognizes income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. The Company and its subsidiaries will file a consolidated Federal income tax return from the effective date of the Merger.

     APV and Posterloid were included in Alpine's consolidated Federal return through the effective date of the Merger. State tax returns for APV and Posterloid are filed as separate companies.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



     Until November 10, 1993, APV filed Federal and state income tax returns as a separate company. On November 10, 1993, Alpine acquired an additional 27% of APV's outstanding common stock from minority shareholders resulting in Alpine increasing its equity interest from 71% to 98%. At November 10, 1993, APV had unused Federal net operating loss carryforwards of approximately $8,500,000, that may be used to offset future taxable income. Such carryforwards expire in various amounts from fiscal 2003 to 2009. The use of these carryforwards may be restricted as a result of ownership changes under Section 382 of the Internal Revenue Code and other limitations.

     At April 30, 1996, APV and Posterloid had additional unused Federal net operating loss carryforwards of approximately $8,129,000 and $2,992,000, respectively, that may be used to offset future taxable income. These carryforwards expire in various amounts from fiscal 2009 through 2011. The use of these carryforwards may also be restricted as a result of ownership changes under Section 382 of the Internal Revenue Code and other limitations.

     As of December 31, 1994, IDT, on a separate-company basis, had net operating loss carryforwards for Federal income tax purposes of approximately $1,648,000 which will expire in 2008 and 2009. Under Internal Revenue Code Section 382 and other limitations, the use of the loss carry forwards will be limited as a result of the December 21, 1994, ownership change. Subsequent to December 21, 1994, IDT incurred tax losses resulting in additional federal net operating loss carry forwards of $2,479,000 which expire in various amounts from fiscal 2010 through 2011.

     As a result of the transaction described further in Note 1, Posterloid's and APV's loss carryforwards may not be available to Posterloid, APV or Greensteel. Based on APV's history of prior operating losses and the expenditures associated with current research, development and engineering programs, no assurance can be given that sufficient taxable income will be generated for utilization of any net operating loss carryforwards and reversal of temporary differences.

     Income taxes have been accounted for in the accompanying consolidated financial statements as if the consolidated entity of APV, Greensteel and Posterloid filed its own consolidated return. The Company did not record any current or deferred income tax expense during the fiscal years ended April 30, 1996, 1995 and 1994 due to losses incurred during such periods and the availability of net operating loss carryforwards.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)


     The differences between the Company's Federal effective tax rate and the statutory tax rate for the years ended April 30, 1996, 1995 and 1994 arises from the following:

                                                   1996       1995       1994
                                                   ----       ----       ----

     Federal statutory rate                         (35)%      (35)%      (34)%

     Increase resulting from:
     Goodwill amortization not deductible               1          1         --
     Purchased R & D                                   --         --         27
     Net loss of foreign subsidiary                    --         --          1
     Increase in valuation allowance                   34         34          6
                                                     ----       ----       ----
                                                       --         --         --
                                                    =====      =====      =====

     The tax effect of the primary temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities at April 30, 1996 and 1995 are as follows (in thousands):


                                                          1996                     1995
                                                 --------------------      -------------------
                                                 Current    Long-Term      Current   Long-Term
                                                   Asset        Asset        Asset       Asset
                                                   -----        -----        -----       -----
     Bad debt reserve                            $  242     $     --       $  219          --
     Inventory related                              113           --          168          --
     Accrued commissions
        and payroll costs                           188           --          280          --
     Reserve for future losses                       53           --          137          --
     Reserve for merger fees                         --           --          182          --
     Fixed assets                                    --        1,060           --         979
     NOL carryforwards                               --        9,974           --       7,451
     Other                                          220          296          501          --
     Valuation allowance                           (816)     (11,330)      (1,487)     (8,430)
                                                 ------      -------      -------     -------
                                                $    --    $      --     $     --    $     --
                                                =======    =========     ========    ========

     A valuation allowance has been recorded for the net deferred assets as a result of uncertainties regarding the realization of the assets, including the lack of profitability to date and the variability of operating results.

14.  Purchased Research and Development
     ----------------------------------

     On November 9, 1993, Alpine merged with Superior TeleTec Inc. ("STI"). As a condition precedent to consummation of the merger with STI, Alpine concluded on November 10, 1993, an exchange transaction with certain minority stockholders of APV. Pursuant to the agreement, certain minority stockholders of APV exchanged a 27% equity interest in APV for a total of 2,164,099 shares of Alpine resulting in Alpine owning approximately 98% of APV's outstanding common stock.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



     In accordance with generally accepted accounting principles, this transaction has been accounted for as purchased research and development. Accordingly, the excess of the market value of the APV and Alpine common stock issued plus expenses and other related non-cash charges over the fair value of the tangible assets acquired has been expensed resulting in a charge to operations of $21,687,000 in fiscal 1994.

     APV has entered into certain royalty license, distribution and technical assistance agreements with unrelated third parties to commercialize the PolyVision technology for certain applications, subject to certain minimum royalty payments and other conditions. During fiscal 1994, APV received $410,000 for technical assistance to such third parties. Such amounts have been reflected as a reduction of research and development costs. During fiscal 1996 and 1995, no payments for technical assistance were received.

15.  Development Stage Company
     -------------------------

     APV is a development stage enterprise. Since its inception, APV has generated no revenue from the sale of commercially viable products and there is no assurance that a commercially successful product will be developed. A commercially viable product is dependent not only on the success of future product research and development but also on developing a product and related manufacturing technique such that the product can be manufactured at a commercially acceptable cost. However, a risk exists that even if a viable product is developed, manufacturing in commercial quantities at viable costs will be unsuccessful. In addition to the development of a successful product and related production techniques, significant additional financing will be required in order for APV to manufacture the product in commercial quantities. Since inception, the majority of APV's financing has been contributed by Alpine. However, there is no assurance that sufficient financing will continue to be available in the future (see Notes 7 and 16).

     Summary information relating to APV as a development stage enterprise is as follows (in thousands):

                                                           April 30, 1996
                                                           --------------

     Balance Sheet Data
     ------------------
     Current assets                                            $        5
     Property and equipment, net                                      481
     Total assets                                                     762
     Long-term borrowing                                              750
     Deficit accumulated during the
       development stage                                           51,457
     Total stockholders' deficit                                      783

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)


                                                                                      For the Period
                                                                                    from May 27, 1986
                                                               For the Year            (inception)
                                                           ended April 30, 1996   through April 30, 1996
                                                           --------------------   ----------------------
     Income Statement Data
     ---------------------
     Development and license fees received                   $      --               $    2,454
     Research and development expense,
        excluding purchased research and development             2,886                   28,679
     Purchased research and development                             --                   24,534
              Net (loss)                                        (2,980)                 (50,177)

     Cash Flow Statement Data
     ------------------------
     Cash used for operating expenses                        $   1,677               $   21,415
     Capital expenditures                                           --                    4,640
     Advances from The Alpine Group, Inc.                           --                   19,672
     Investment from PolyVision Corporation                      5,070                    5,070
     Proceeds from sale of stock                                    --                    1,918

16.  Related-Party Transactions
     --------------------------

     On May 24, 1995, PolyVision entered into an agreement with Alpine pursuant to which PolyVision may borrow from time to time, prior to May 24, 1997, up to $5,000,000 from Alpine to be used by PolyVision to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision(TM) display technology (see
     Note 7). Alpine further agreed to fund working capital deficiencies on a temporary basis and in an amount not to exceed $2,500,000. As of April 30, 1995, the Company had an outstanding receivable of $3,584,000 from Adience and an APV intercompany account due to Alpine of $2,052,000, resulting in a net receivable from affiliates of $1,532,000. In connection with Alpine's payoff of Greensteel's indebtedness with Congress and APV indebtedness with the Connecticut Development Authority, Greensteel's receivable from Adience and APV's payable to Alpine were offset and the excess of the aggregate of $2,618,000 paid by Alpine on behalf of the Company over the net receivable and payable at July 21, 1995 was advanced pursuant to the foregoing agreements. The net amount of interest income recognized by the Company from Adience for fiscal 1996 was $71,000 through July 21, 1995 and $118,000 for the four months ended April 30, 1995. In addition, Adience performs certain financial and administrative services for the Company for an annual fee of $300,000.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)



17.  Commitments and Contingencies
     -----------------------------

     In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including PolyVision seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company. Plaintiff has alleged that such panels were defective in their design and manufacture.
     In its original complaint, Plaintiff seeks damages of $385,000 allegedly already incurred and unspecified future damages. The alleged sales fall into two categories, an original sale in 1987 and two or more sales in 1991 and 1992 of so-called replacement panels. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (which might permit treble damages), while preserving the right of the defendants, including PolyVision to challenge the applicability of such Act. Since an amended complaint has not yet been served, Plaintiff's theories of liability and damages are as yet not completely certain. Moreover, since an answer to the amended complaint, if served, remains to be served, and, as well, discovery has yet to commence, it is premature to render an estimate of the outcome of this litigation.

     In February 1992, the Company was cited by the Ohio Environmental Protection Agency (the Ohio EPA) for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio, facility.

     In December 1993, the Company and Adience signed a consent order with the Ohio EPA and Ohio Attorney General that required the Company and Adience to pay to the State of Ohio a civil penalty of $200,000 of which the Company paid $175,000 and Adience paid $25,000. In addition, the consent order required the payment of stipulated penalties of up to $1,000 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. Removal and remediation activities as contemplated under the consent order have been completed.

     The Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan. Based on administrative precedent, the Company believes that it is likely that the Ohio EPA will agree with the risk assessment reports. The Company is currently waiting for a determination from the Ohio EPA as to whether the submitted reports are approved. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred. At April 30, 1996, environmental accruals amounted to $20,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, the Company and Adience have together paid $1,423,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

     Under the acquisition agreement pursuant to which the Company acquired the Alliance facility from Adience, Adience represented and warranted that, except as otherwise disclosed to the Company, no hazardous material had been stored or disposed of on such property and agreed to indemnify the Company

                     POLYVISION CORPORATION AND SUBSIDIARIES
            (formerly known as Information Display Technology, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1996, 1995, and 1994
                                   (CONTINUED)


     for any losses in excess of $250,000. The Company has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by the Company in this matter, and has received assurance from Alpine that Adience will honor such claim. Adience has reimbursed the Company $1,373,000 through April 30, 1996. If Adience is financially unable to honor its remaining obligation, such costs would be borne by the Company.

     The Company is involved in other various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of that litigation will not have a material adverse impact on the Company.

18.  Lease Commitments
     -----------------

     The Company and its subsidiaries lease property, plant and equipment under a number of leases extending for varying periods of time. Operating lease rental expense amounted to approximately $664,000, $398,000 and $545,000 for the years ended April 30, 1996, 1995, and 1994, respectively.

     Minimum rental commitments as of April 30, 1996, under non-cancelable leases with terms of more than one year, are as follows:

          Year ending
           April 30,                                  Amount
         -----------                                  ------
                                                  (in thousands)

            1997                                        $451
            1998                                          79

19.  Concentration of Credit Risk
     ----------------------------

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Greensteel's concentration of credit risk within the construction industry is somewhat mitigated by the large number of customers comprising Greensteel's customer base. In addition, a majority of Greensteel's revenues are derived from educational institutions in the eastern half of the United States. Most public school projects require performance bonds from general contractors which allow Greensteel to make bond claims or file liens in the event of nonpayment for bonafide contract work performed by Greensteel. Ultimately the taxing authority of municipalities and public school districts provides much of the funding for Greensteel's business. Posterloid's revenues are derived from a large customer base of fast food restaurant chains and outfitters of municipal arenas throughout the United States. Retrofits of large chains can result in significant customer concentrations of credit risk to Posterloid from time to time.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             POLYVISION CORPORATION
             (formerly know as Information Display Technology, Inc.)
                            CONDENSED BALANCE SHEETS
                             April 30, 1996 and 1995
                  (amounts in thousands, except share amounts)


                                                         1996         1995
                                                         ----         ----
ASSETS
- ------
Current Assets:
 Cash                                                  $     --   $       --
 Accounts receivable, net of allowance for
    doubtful accounts of $476 in 1995                        --        7,708
 Receivable from affiliate                                   --        3,584
   Inventories                                               --        4,704
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                               --          823
   Prepaid expenses and other current assets                 --          282
                                                       --------    ---------
     Total current assets                                    --       17,101
Property and equipment, net                                  --           66
Investment in subsidiaries                                9,459        1,917
                                                       --------    ---------

     TOTAL ASSETS                                      $  9,459     $ 19,084
                                                       ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
     Note payable                                      $     --     $  1,379
     Accounts payable                                        --        2,122
   Accrued expenses                                                    2,936
   Accrued dividends                                      2,040           --
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                               --          522
                                                       --------    ---------
      Total current liabilities                           2,040        6,959
Indebtedness to The Alpine Group, Inc.                    3,335           --
Excess of net assets over purchase price of acquisition      --        1,035

Commitments and contingencies

Stockholders' Equity:
 Series A Preferred Stock, $.01 par value, at
     $25 per share liquidation value;
    authorized 1,500,000 shares, issued
    1,029,253 and 1,020,076 shares                       25,731       25,502
 Common stock, $.001 par value; authorized 25,000,000
    shares, issued 8,530,073 and 8,301,073 shares             9            8
   Capital in excess of par value                        38,524       37,951
   Accumulated deficit                                  (60,180)     (52,371)
                                                       --------     --------
      Total stockholders' equity                          4,084       11,090
                                                       --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  9,459     $ 19,084
                                                       ========     ========

    The accompanying notes are an integral part of these condensed financial statements.

                                                        SCHEDULE I - (CONTINUED)

                             POLYVISION CORPORATION
            (formerly known as Information Display Technology, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
               For the years ended April 30, 1996, 1995, and 1994
                (amounts in thousands, except per share amounts)


                                            1996         1995        1994
                                            ----         ----        ----

Net sales                                $ 24,203    $  8,654    $      --
Cost of goods sold                         18,606       7,201           --
                                        ---------    --------    ---------
      Gross profit                          5,597       1,453           --
Selling, general and administrative         6,428       2,364           --
                                        ---------    --------    ---------
      Operating (loss)                       (831)       (911)          --

      Equity in loss of subsidiaries       (4,594)     (4,901)     (25,732)
Interest income                                71         118           --
Interest expense                             (416)        (19)          --
Other income (expense), net                     1         (15)          --
                                        ---------    --------    ---------
      Loss before income taxes             (5,769)     (5,728)     (25,732)

Income tax expense                             --          --           --
                                        ---------    --------    ---------
      Net loss                             (5,769)     (5,728)     (25,732)

Preferred stock dividends                   2,040         448          448
                                        ---------    --------    ---------

Loss applicable to common stock          ($ 7,809)   ($ 6,176)    ($26,180)
                                         =========   =========    =========

Loss per share of common stock           ($  0.94)   ($  0.67)   ($  2.56)
                                         =========   =========   =========
















    The accompanying notes are an integral part of these condensed financial statements.

                                                        SCHEDULE I - (CONTINUED)

                             POLYVISION CORPORATION
            (formerly known as Information Display Technology, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
               For the years ended April 30, 1996, 1995, and 1994
                (amounts in thousands, except per share amounts)


                                                             1996        1995        1994
                                                             ----        ----        ----
Cash flows from operating activities:
      (Loss) from operations                               ($5,769)    ($5,728)  ($25,732)
      Adjustments to reconcile (loss) from operations
     to net cash (used for) operations:
      Equity in loss of subsidiaries                         4,594       4,901     25,732
      Depreciation and amortization                              6           6         --
      Deferred interest                                        229          --         --
      Compensation expense for stock grants                     87          --         --
Change in assets and liabilities:
      Accounts receivable                                     (352)      1,550         --
      Inventories                                            1,489        (892)        --
      Other current assets                                     273        (307)        --
      Accounts payable and accrued expenses                 (2,514)       (437)        --
      Other                                                     --        (149)        --
                                                          --------    --------   --------

Cash (used for) operating activities                        (1,957)     (1,056)        --
                                                          --------    --------   --------

Cash flows from investing activities:
      Capital expenditures                                    (525)        (72)        --
      Net cash received in acquisition                          --         315         --
                                                          --------    --------   --------

Cash provided by (used for) investing activities              (525)        243
                                                                                       --
                                                          --------    --------   --------

Cash flows from financing activities:
       Net short-term borrowings                             1,121         579         --
      Long term borrowings from The Alpine Group, Inc.       3,335          --         --
       Net repayments of affiliate receivables                  76         234         --
       Additional investment in subsidiaries                (2,050)         --         --
                                                          --------    --------   --------

Cash provided by financing activities                        2,482         813         --
                                                          --------    --------   --------

Net increase (decrease) in cash                                 --          --         --
Cash at beginning of period                                     --          --         --
                                                          --------    --------   --------
Cash at end of period                                     $     --    $     --   $     --
                                                          ========    ========   ========




           The accompanying notes are an integral part of these condensed financial statements.

                                                        SCHEDULE I - (CONTINUED)

                             POLYVISION CORPORATION
            (formerly known as Information Display Technology, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
               For the years ended April 30, 1996, 1995, and 1994
                (amounts in thousands, except per share amounts)


                                                     Years Ended April 30
                                                 ---------------------------
                                                 1996        1995       1994
                                                 ----        ----       ----
                                                        (in thousands)

Supplemental disclosures:
    Interest paid                              $  182      $   19
                                               ======      ======

Non-cash investing and financing activities:

Conversion of The Alpine Group, Inc.
    indebtedness to Preferred stock                      $    229
                                                         ========

Common stock issued in connection with
    Union Agreement                                      $    487
                                                         ========

Acquisition (net of cash acquired):
   Assets acquired                                        $17,686
   Liabilities assumed                                      8,001
                                                         --------
   Common stock issued                                   $  9,685
                                                         ========






















    The accompanying notes are an integral part of these condensed financial statements.

                                                        SCHEDULE I - (CONTINUED)
                             POLYVISION CORPORATION
            (formerly known as Information Display Technology, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

     On April 25, 1996, the Company and Greensteel entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut. Among other things, the Agreement restricts the ability of the Company to declare dividends or transfer funds from Greensteel to the Company or the Company's other subsidiaries. As Greensteel's restricted net assets of $5,728,000 are in excess of the Company's consolidated equity of $4,084,000 at April 30, 1996, separate presentation of parent company financial statements is required. Prior to December 21, 1994 the Company consisted only of APV and Posterloid with Greensteel's operations included in the accompanying financial statements since that date. In addition, the former Greensteel division was separately incorporated to facilitate the above financing and has operated as a wholly-owned subsidiary of the Company since February 1, 1996. Accordingly, the accompanying presentation of parent company financial statements includes the net assets of the former Greensteel division at April 30, 1995 and its results of operations for the nine months ended January 31, 1996 and for the four months ended April 30, 1995.

2.   Indebtedness to The Alpine Group Inc.
     -------------------------------------

     On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow from time to time, until May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (13% at April 30, 1996), with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). For the year ended April 30, 1996, Alpine agreed with the Company to a modification of terms whereby the Company issued 9,177 shares of the Company's Series A Preferred Stock to Alpine in lieu of the addition of approximately $229,000 of interest to the outstanding principal amount at April 30, 1996 (see Note
     7).


                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          POLYVISION CORPORATION
                                          (Dollars in thousands)

                                                                    Charged to               Balance
                                           Balance at  Charged to   Other                    Deduction at
                                           Beginning   Costs and    Accounts-                End of
                                           of Period   Expenses     Describe      Describe   Period
                                           ----------  ----------  -----------    --------   -------------
 Year ended April 30, 1996:
   Deducted from asset accounts:
      Allowance for doubtful accounts         $521        $289      $235(1)                       $575
      Inventory obsolescence reserve           400          20       150(2)                        270
                                             -----       -----      ----                          ----
           Totals                             $921        $309      $385                          $845
                                              ====        ====      ====                          ====

 Environmental Liability                      $179                                $159(3)         $ 20
                                              ====                                ====            ====

 Year ended April 30, 1995:
   Deducted from asset columns:
      Allowance for doubtful accounts        $   8       $  75      $462(4)      $  24(1)         $521
      Inventory obsolescence reserve           150         125       125(4)                        400
                                             -----       -----      ----         -----            ----
           Totals                             $158       $ 200      $587         $  24            $921
                                              ====       =====      ====         =====            ====

 Environmental Liability                                            $750(4)       $571(3)         $179
                                                                    ====          ====            ====

 Year ended April 30, 1994:
      Deducted from asset accounts:
      Allowance for doubtful accounts        $  19      $    8                    $ 19(1)        $   8
      Inventory obsolescence reserve                       150                                     150
                                           -------       -----                 -------            ====
           Totals                            $  19       $ 158                   $  19            $158
                                             =====       =====                   =====            ====




(1)  Uncollectible accounts written off, net of recoveries.

(2)  Disposal of obsolete inventory in connection with plant consolidations.

(3)  Payments made related to the Ohio EPA Consent Order (See Note 17).

(4)  Accounts of Greensteel at the December 21, 1994 acquisition date.

                             POLYVISION CORPORATION

                                LIST OF EXHIBITS

Exhibit No.          Document
- -----------          --------

2.1                  Agreement  and Plan of  Merger,  dated as of  December  21,
                     1994, as amended, among IDT, The Alpine Group, Inc., Alpine
                     PolyVision, Inc. and Posterloid Corporation.(1)

3.1                  Restated Certificate of Incorporation of the Company.(1)

3.2                  By-laws of the Company.(2)

4.4                  Specimen form of Common Stock Certificate of the Company.(3)

10.1                 Asset Acquisition Agreement, dated as of April 21, 1990, relating to the purchase of the Information Display Division of Adience, Inc. by IDT.(4)

10.2                 Management and Administrative Services Agreement, dated as of April 24, 1990, between IDT and Adience, Inc.(5)

10.3                 Employment Agreement, dated as of October 8, 1990, between IDT and N. Roy
                     Anderson.(2)

10.4                 Tax Sharing Agreement, dated as of April 24, 1990, between IDT and Adience,
                     Inc.(5)

10.7                 1990 Stock Incentive Plan of IDT.(2)

10.8                 Nonstatutory Stock Option Agreement, dated November 12, 1990, between IDT and
                     N. Roy Anderson.(2)

10.15                1994 Stock Option Plan of the Company.(1)

10.16                Credit Commitment Letter Agreements, dated May 24, 1995, between the Company and The Alpine Group, Inc.(3)

10.17                Registration Rights Agreement, dated May 24, 1995, between the Company and The
                     Alpine Group, Inc.(3)

10.18                Form of Indemnification Agreement for Directors of the Company.(3)

10.19                1996 Union Stock Grant Plan of the Company.(6)

10.20                1995 Directors Stock Grant Plan of the Company.

10.21                1995 Directors Stock Option Plan of the Company.

10.22                Amended and Restated Employment Agreement, dated as of May 1, 1995, between the Company and Ivan Berkowitz.

10.23                Amended and Restated Employment Agreement, dated as of May 1, 1995, between the Company and Joseph A. Menniti.

10.24                Employment Agreement, dated as of May 1, 1995, between the Company and Mel
                     Schrieberg.

10.25                Articles of Agreement, dated February 28, 1996, between Greensteel and The
                     Carpenters' District Council of Western Pennsylvania.

10.26                Master Credit Agreement,  dated as of April 25, 1996, among
                     Bank of Boston Connecticut (the "Bank"), Greensteel and the
                     Company.

10.27                Security Agreement, dated as of April 25, 1996, between the Bank and Greensteel.

10.28                Pledge Agreement, dated as of April 25, 1996, between the Bank and Greensteel.

10.29                Unlimited Continuing Guaranty Agreement, dated as of April 25, 1996, between the
                     Bank and the Company.

10.30                Stock Pledge Agreement, dated as of April 25, 1996, between the Bank and the
                     Company.

10.31                Agreement of Transfer, dated as of January 31, 1996, between the Company and
                     Greensteel.

22.1                 Subsidiaries of the Company.

- -------------

(1) Incorporated herein by reference from Proxy Statement for the Annual Meeting of Shareholders, dated May 1, 1995.

(2) Incorporated herein by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(3) Incorporated herein by reference to Registration Statement on From S-2 (No. 33-93010), effective June 9, 1995.

(4) Incorporated herein by reference from Current Report on Form 8-K, dated April 24, 1990.

(5) Incorporated herein by reference from Post-Effective Amendment No. 1 to Registration Statement No. 33-22701 NY.

(6) Incorporated herein by reference to Registration Statement on Form S-8 (No. 333-3897), effective May 16, 1996.