Form 10-K/A
period 1996-04-30
POLYVISION CORP
filed 1996-08-28
CIK 835405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K
                                 ON FORM 10-K/A

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended          Commission file number
               April 30, 1996                       1-10555

                             POLYVISION CORPORATION
                 (FORMERLY INFORMATION DISPLAY TECHNOLOGY, INC.)
             (Exact name of registrant as specified in its charter)



           New York                                  13-3482597
- --------------------------------                -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

866 North Main Street Extension
        Wallingford, Connecticut                        06492
- ----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (203) 294-6906

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
     --------------------          -----------------------------------------

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
                                   Yes  X  No
                                       ---   ---

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 18, 1996:
                                   $6,637,677

The number of shares outstanding of the registrant's class of common stock as of July 18, 1996:
                                8,530,073 shares

DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                             POLYVISION CORPORATION
                 (FORMERLY INFORMATION DISPLAY TECHNOLOGY, INC.)

                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1996
                                 ON FORM 10-K/A

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .   N/A
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . N/A
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . N/A
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . N/A

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . N/A
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . N/A
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation . . . . . . . . . . . . . . . . . . . . . N/A
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . N/A
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . N/A

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant. . . . . . . . . 2
Item 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 5
Item 12.   Security Ownership of Certain Beneficial Owners and Management. .  10
Item 13.   Certain Relationships and Related Transactions. . . . . . . . . .  12

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . N/A

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the directors and executive officers of the Company, and their positions with the Company, as of August 20, 1996, are as follows:

NAME                     AGE       POSITION
- ----                     ---       --------
Ivan Berkowitz           50        Chief Executive Officer and Director

Joseph A. Menniti        58        President and Chief Operating Officer

Mel Schrieberg           54        Executive Vice President

Alan J. Nickerson(1)     45        Chief Financial Officer and Secretary

Lawrence W. Hay          52        Vice President of Finance

Steven S. Elbaum         47        Chairman of the Board and Director

Stephen C. Knup          53        Director

Bragi F. Schut           54        Director

Lyman C. Hamilton        69        Director

Robert J. Levenson       54        Director

Thomas M. Ramseur        71        Director

- ----------------------

     (1) Effective August 7, 1996, Mr. Nickerson resigned as Chief Financial Officer and Secretary of the Company.


     IVAN BERKOWITZ was elected the Chief Executive Officer and a director of the Company on May 24, 1995. Mr. Berkowitz is also currently a nominee for election to the Board of Directors of the Company, which election shall take place at the 1996 Annual Meeting of Shareholders of the Company. From September 1993 to March 1995, he was the Managing General Partner of Steib & Company, a private investment partnership. Since March 1995, Mr. Berkowitz has also been a director of Propierre I, a public French real estate mutual fund, and, since July 1995, a director of Harmony Holdings, Inc., a company engaged in the commercial film production business. From 1978 through December 1994, Mr. Berkowitz was a Managing Director of Chestnut Hill Securities, Inc., a registered broker-dealer in Los Angeles, California.

     JOSEPH A. MENNITI was elected President and Chief Operating Officer of the Company on May 24, 1995. From 1989 to May 1995, Mr. Menniti was elected the President of DNE Technologies, Inc., a wholly-owned subsidiary of Alpine which designs, manufactures, tests and markets electronic and communications products and systems for the military, government and commercial sectors. Mr. Menniti held various positions at Grumman Aerospace Corporation prior thereto.

     MEL SCHRIEBERG was elected Executive Vice President of the Company on
May 24, 1995. Mr. Schrieberg had been a full-time marketing consultant with Alpine from February 1994 to May 1995. Prior to that time, Mr. Schrieberg served as Executive Vice President, Strategic Business Development of Telxon Corporation, a manufacturer of hand-held wireless equipment, from May 1993 to February 1994; Senior Vice President, Marketing, Sales and Strategic Planning of Applied Graphics Technologies, a computer graphics service company, from January 1992 to May 1993; Vice President of National Accounts of Automatic Data Processing, Inc., a provider of computerized transaction processing, from 1988 to December 1991; and Region Manager of IBM Corporation, a manufacturer of computer equipment, from 1982 to 1988.

     ALAN J. NICKERSON resigned as Chief Financial Officer and Secretary of the Company effective August 7, 1996, having served in such capacities since December 21, 1994. Mr. Nickerson also served as a director of the Company from April 1994 to May 24, 1995.

     LAWRENCE W. HAY was appointed Vice President of Finance of the Company effective August 7, 1996. From September 1985 to January 1996, Mr. Hay served as Vice President of Finance and Administration and as a director of Ceramicus, Inc., a manufacturer of ceramic tile located in East Sparta, Ohio. From February to July 1996, Mr. Hay acted as a freelance business consultant.

     STEVEN S. ELBAUM was elected Chairman of the Board and a director of the Company on December 21, 1994. Mr. Elbaum has been a director of Alpine since 1980 and has served as its Chairman of the Board and Chief Executive Officer since June 1984. Mr. Elbaum is also a director of Interim Services, Inc., a provider of value-added staffing and health care services, and HumaScan, Inc., a developer of medical monitoring devices.

     STEPHEN C. KNUP was elected a director of the Company on May 24, 1995. Mr. Knup is also currently a nominee for election to the Board of Directors of the Company, which election shall take place at the 1996 Annual Meeting of Shareholders of the Company. Mr. Knup has been the Executive Vice President and Chief Financial Officer of MetallGesellschaft Corp., a raw materials company, from November 1994 to the present. Mr. Knup formerly served as Chief Operating Officer of Frankel & Co., an insurance brokerage company, from May 1994 to November 1994, and as the Senior Vice President and Chief Financial Officer of AMAX Inc., a natural resource and a natural gas producer, from February 1988 to December 1993 and as a consultant to Cyprus Amax Minerals Company, its successor by merger, from January 1994 to March 1994.

     BRAGI F. SCHUT was elected a director of the Company on December 21, 1994. Mr. Schut is also currently a nominee for election to the Board of Directors of the Company, which election shall take place at the 1996 Annual Meeting of Shareholders of the Company. Mr. Schut has been a director of The Alpine Group, Inc., a Delaware corporation ("Alpine"), since 1984 and has been Alpine's Executive Vice President since 1986 and its Secretary since 1990.

     LYMAN C. HAMILTON, JR. was elected a director of the Company on May 24, 1995. Mr. Hamilton is currently a private investor and served as President and Chief Executive Officer of APV, Inc., a wholly-owned subsidiary of the Company engaged in the research, development, licensing and initial testing of a proprietary technology known as PolyVision, from March 1991 to December 1992. From December 1989 to September 1990, Mr. Hamilton served as Chairman and Chief Executive Officer of Imperial Corporation of America, a public bank holding company (Imperial Corporation of America filed a petition under Chapter 11 of the U.S. Bankruptcy Code on February 28, 1990); and from 1980 to December 1989, he served as Chairman and President of Tamco Enterprises, Inc., a private investment company. Mr. Hamilton currently serves on the Board of Directors of InterDigital Communications Corp., a manufacturer of wireless telephone equipment, Scan-Optics, Inc., a manufacturer of optical character recognition equipment, and a member of the Advisory Boards of Desai Capital Management and UBS Asset Management. Mr. Hamilton served on Alpine's Board of Directors from 1991 to November 1993.

     ROBERT J. LEVENSON was elected a director of the Company on May 24, 1995. Mr. Levenson has been an Executive Vice President since May 1993 and a director since April 1992 of First Data Corp., a provider of information processing and related services. Mr. Levenson formerly served as the Senior Executive Vice President, Chief Operating Officer, Member of the Office of the President and a Director of Medco Containment Services, Inc., a provider of managed care prescription benefits (now a part of Merck & Co., Inc.), from October 1990 through December 1992. From 1985 until October 1990, Mr. Levenson was a Group President and a Director of Automatic Data Processing, Inc., a provider of computerized transaction processing.

     THOMAS M. RAMSEUR was elected a director of the Company on May 24, 1995. He has been retired for more than the past five years. Mr. Ramseur had been previously a partner of White & Case, a New York City law firm. Mr. Ramseur is currently active in a number of non-profit organizations.

     No family relationship exists among any of the directors or executive officers of the Company. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer of the Company. All executive officers are appointed annually by the Board of Directors.

     Pursuant to the Company's Restated Certificate of Incorporation, the Board is divided into two classes, with staggered two-year terms, and one class of directors is elected at each Annual Meeting of Shareholders. On May 24, 1995, Messrs. Berkowitz, Knup and Schut were elected to the Company's Board of Directors as Class I directors to hold office until the 1996 Annual Meeting of Shareholders and until their successors are elected and qualified, and Messrs. Elbaum, Hamilton, Levenson and Ramseur were elected as Class II directors to hold office until the 1997 Annual Meeting of Shareholders and until their successors are elected and qualified. It is anticipated that the 1996 Annual Meeting of Shareholders of the Company will be held in October or November 1996. The Company's Board maintains an Audit Committee and a Compensation Committee. As of August 15, 1996, Messrs. Hamilton, Knup and Elbaum serve on the Audit Committee, and Messrs. Levenson, Ramseur and Schut serve on the Compensation Committee.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon its review of the copies of reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), received by the Company, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, the Company believes that, during the year ended April 30, 1996, all filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners under Section 16(a) of the Exchange Act were complied with, except that, due to administrative oversight, one report on Form 4 for Steven S. Elbaum was inadvertently filed later than ten days after the close of the month in which he had a reportable event.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation (including cash bonuses) paid or accrued by the Company for its fiscal year ended April 30, 1996 and the two prior fiscal years to its Chief Executive Officer and to the three other executive officers of the Company whose compensation exceeded $100,000 at April 30, 1996 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                        ANNUAL                            LONG-TERM
                                                     COMPENSATION                        COMPENSATION
                                           ----------------------------------      --------------------------

                                                                                                     COMMON
                                                                 OTHER ANNUAL      RESTRICTED        STOCK
NAME AND PRINCIPAL             FISCAL      SALARY       BONUS    COMPENSATION        STOCK         UNDERLYING
POSITION                        YEAR        ($)          ($)        ($)(6)         AWARDS (#)     OPTIONS (#)
- -----------------------        ------      ------       -----    ------------      ----------     -----------
Ivan Berkowitz (1)              1996     $200,000         --             --           25,000          175,000
Chief Executive Officer         1995           --         --             --               --               --
and Director                    1994           --         --             --               --               --

Joseph A. Menniti (2)           1996     $185,000         --        $32,000(3)        15,000           75,000
President and Chief             1995           --         --             --               --               --
Operating Officer               1994           --         --             --               --               --

N. Roy Anderson (4)             1996     $150,000         --             --               --               --
President of Greensteel         1995      150,000         --             --               --               --
subsidiary                      1994      150,000         --             --               --               --

Alan J. Nickerson (5)           1996     $151,000         --             --               --               --
Chief Financial Officer         1995           --         --             --               --               --
and Secretary                   1994           --         --             --               --               --



(1) Mr. Berkowitz was elected the Chief Executive Officer of the Company effective May 1, 1995.

(2) Mr. Menniti was elected the President and Chief Operating Officer of the Company effective May 1, 1995.

(3) This amount was received as a signing bonus under Mr. Menniti's employment agreement. See "Employment Agreements" below.

(4) Mr. Anderson resigned as President of the Company's Greensteel subsidiary effective May 1, 1996.

(5) Mr. Nickerson was elected the Chief Financial Officer and Secretary of the Company effective December 21, 1994. Mr. Nickerson resigned from such positions effective August 7, 1996.

(6) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

STOCK OPTIONS

     The following table sets forth information with respect to grants of options ("Options") to purchase Common Stock under the Company's 1994 Stock Option Plan to the Named Executive Officers during the fiscal year ended April 30, 1996.

                OPTION GRANTS IN FISCAL YEAR ENDED APRIL 30, 1996

                                                                       POTENTIAL REALIZED
                                                                        VALUE AT ASSUMED
                               % OF TOTAL                              ANNUAL RATE OF STOCK
                                OPTIONS                                   APPRECIATION FOR
                               GRANTED TO    EXERCISE                      OPTION TERM(2)
                    OPTIONS    EMPLOYEES       PRICE    EXPIRATION    ---------------------
     NAME           GRANTED  IN FISCAL YEAR  ($/SH)(1)    DATE            5%         10%
     ----           -------  --------------  ---------  ----------    ---------    ---------

Ivan Berkowitz      175,000      64.8%          $3.86    May 2005         $0          $0
Joseph A. Menniti    75,000      27.8%          $3.86    May 2005         $0          $0


(1)  All options were granted at market value on the date of grant.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon other factors, including the future performance of the Common Stock and overall stock market conditions.


AGGREGATED OPTION EXERCISES DURING FISCAL 1996 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth with respect to the Named Executive Officers information with respect to options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of the Company's Common Stock.

                                                 NUMBER OF SECURITIES
                                                     UNDERLYING                     VALUE OF UNEXERCISED
                                                UNEXERCISED OPTIONS AT              IN THE MONEY OPTIONS
                      SHARES       VALUE           APRIL 30, 1996(#)                AT APRIL 30, 1996(1)
                    ACQUIRED ON   REALIZED   ---------------------------        ---------------------------
     NAME           EXERCISE(#)     ($)      EXERCISABLE    UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
    -----           ------------  ---------  -----------    -------------       -----------  --------------

Ivan Berkowitz          -0-         -0-         43,750         131,250                 $0           $0
Joseph A. Menniti       -0-         -0-         18,750          56,250                 $0           $0


- --------------------

(1) Represents the difference between the last sale price of the Common Stock on April 30, 1996, and the exercise price of the option multiplied by the applicable number of options.

DIRECTORS' COMPENSATION

     In addition to grants made pursuant to the Company's 1995 Directors Stock Option and Stock Grant Plans, non-employee directors receive $500 for each board or committee meeting attended. All expenses in connection with attendance at such meetings are paid by the Company.


EMPLOYMENT AGREEMENTS

     Pursuant to Employment Agreements, dated as of May 1, 1995, between the Company and each of Ivan Berkowitz, Joseph A. Menniti and Mel Schrieberg, Messrs. Berkowitz, Menniti and Schrieberg have agreed to serve as the Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President, respectively, of the Company until either the respective executive or the Company elects to terminate such employment upon prior written notice. Under the terms of the Employment Agreements, Messrs. Berkowitz and Menniti are entitled to an annual base salary, subject to annual reviews, of $200,000 and $185,000, respectively, for services rendered in such positions, plus an annual bonus of not less than 35% and 30%, respectively, of such base salary in the event the Company achieves annual targeted performance objectives set by the Company's Board of Directors. Under the terms of Mr. Schrieberg's Employment Agreement, he is entitled to an annual base salary, subject to periodic reviews, of $90,000 for services rendered in such position, plus incentive compensation in fiscal 1997 of up to 100% of his annual base salary for meeting and exceeding the Company's planned "order book" for such year.

     In addition, pursuant to the Employment Agreements, the Company agreed to grant to Messrs. Berkowitz, Menniti and Schrieberg stock options to purchase 175,000, 75,000 and 20,000 shares of the Company's Common Stock at an exercise price of $3.82 and vesting in five equal annual installments. The Company also agreed to make restricted stock grants to Messrs. Berkowitz, Menniti and Schrieberg in amounts of 25,000, 15,000 and 6,000 shares of the Company's Common Stock, respectively, to be held by the Company and released at a rate of 5,000, 3,000 and 1,500 shares per year, respectively. In addition, if Mr. Berkowitz's or Mr. Menniti's employment is terminated by the Company for any reason other than for "Cause" (as defined) or by Mr. Berkowitz or Mr. Menniti, respectively, for "Good Reason" (as defined), each such executive is entitled to payment of one times his base salary if his termination occurs on or before May 1, 1999 and one and one-half his salary if his termination occurs thereafter, in each case together with the annual bonus that he would have been entitled to had his employment not been so terminated. Mr. Schrieberg's Employment Agreement contains similar provisions with respect to compensation upon termination, except that he is entitled to payment of one-half his salary if he is terminated at any time under such circumstances. Messrs. Berkowitz, Menniti and Schrieberg have each agreed not to compete with the Company during their term of employment and for two years thereafter and not to disclose any part of the Company's proprietary technology in perpetuity.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Board of Directors are Robert J. Levenson, Thomas M. Ramseur and Bragi F. Schut. No member of the Board of Directors or the Compensation Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Committee") of the Board of Directors of the Company was established in 1990 and did not hold any meetings during the fiscal year ended April 30, 1996. The duties and responsibilities of the Committee include the following:

     (a) approval of annual salaries and other benefits provided for executive officers of the Company;

     (b) approval of the adoption of compensation plans in which the executive officers of the Company may be participants and awarding of benefits under such plans; and

     (c) undertaking studies and making recommendations with respect to the Company's compensation structure and policies and the development of management personnel.

     The Committee's policies with respect to executive compensation are intended to achieve the following goals. First, they are intended to create base compensation levels sufficient to attract and retain talented and dedicated executive officers. Second, the compensation policies are intended to provide a direct link between performance during the year (both the performance of the Company as a whole and the performance of the individual officer) as a part of the officer's compensation. Third, the compensation policies are intended to provide executive officers with the opportunity to acquire an equity stake in the Company through the grant of options pursuant to the Company's stock-based incentive plan.

     During the fiscal year ended April 30, 1996, the full Board approved bonuses and granted options to certain of its executive officers and certain employees. In each case, the Board's decision was based upon the principles and procedures outlined above.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

     The following chart compares the value of $100 invested in the Company's Common Stock from July 1990, the first full month during which the Company's stock was listed on the AMEX, through April 30, 1996, with a similar investment in the Dow Jones Equity Market Index and the Dow Jones Heavy Construction Index.


                 COMPARISON OF 64 MONTH CUMULATIVE TOTAL RETURN*
         AMONG POLYVISION CORPORATION, THE DOW JONES EQUITY MARKET INDEX
                   AND THE DOW JONES HEAVY CONSTRUCTION INDEX


POLYVISION CORPORATION


                                             CUMULATIVE TOTAL RETURN
                              ---------------------------------------------------
                              12/90  12/91  12/92  12/93  12/94  4/95  12/95 4/96
PolyVision Corporation   PLI    100    111     67     61     56    50     12   12
DJ Equity Market         IDOW   100    132    144    158    159   180    221  236
DJ Heavy Construction    ICON   100    119    115    121    116   133    162  166


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to the shares of Common Stock owned as of August 20, 1996, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each director and executive officer of the Company who owns shares of Company Common Stock; and
(iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the table or footnotes following the table, (a) the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, and (b) the business address of each such person is c/o the Company, 866 North Main Street Extension, Wallingford, Connecticut 06492.

                                                             Percent of
                                     Number of Shares       Common Stock
Name and Address of                    Beneficially         Beneficially
Beneficial Owner                         Owned (1)            Owned (1)
- -------------------                  ----------------       ------------

The Alpine Group, Inc.                 1,576,345                18.5%
1790 Broadway
New York, NY 10017

Steven S. Elbaum                         421,610(2)(3)           4.9%
c/o The Alpine Group, Inc.
1790 Broadway
New York, NY 10019

Ivan Berkowitz                           104,181(4)              1.2%

Lyman C. Hamilton, Jr.                    45,264(2)(3)              *
69 Byron Drive
Avon, CT  06001

Stephen C. Knup                           19,166(2)(3)              *
c/o MetallGesellschaft Corp.
520 Madison Avenue
New York, NY  10022

Robert J. Levenson                        19,166(2)(3)              *
c/o First Data Corporation
401 Hackensack Avenue
Hackensack, NJ  07601

                                                             Percent of
                                     Number of Shares       Common Stock
Name and Address of                    Beneficially         Beneficially
Beneficial Owner                         Owned (1)            Owned (1)
- -------------------                  ----------------       ------------
Thomas M. Ramseur                         19,166(2)(3)              *
584 West Road
New Canaan, CT  06840

Bragi F. Schut                           128,219(2)(3)           1.5%
c/o The Alpine Group, Inc.
1790 Broadway
New York, NY 10019

Joseph A. Menniti                         25,179(5)                 *

Alan J. Nickerson (7)                     10,534                    *

Mel Schrieberg                             6,500(6)                 *

All executive officers and               798,985(2)-(6)          9.4%
directors as a group
(10 persons)

- --------------------

* Percentage ownership is less than 1%.

(2) Includes, in accordance with Rule 13d-3(d)(1)(i) of the Securities and Exchange Act of 1934, as amended ("Exchange Act"), 8,530,073 shares of Common Stock outstanding as of August 14, 1996, and to the extent set forth in the next sentence only, includes shares issuable upon the exercise of options within 60 days of such date under the Company's stock option plans held by the persons included in the table. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding which are subject to options, warrants, rights or conversion privileges exercisable by that person within 60 days of August 14, 1996, have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

(3) Pursuant to the Company's 1995 Directors Stock Grant Plan, each of Messrs. Elbaum, Hamilton, Knup, Levenson, Ramseur and Schut were granted 10,000 shares of Common Stock on October 2, 1995, subject to the approval of such plan by the Company's shareholders at the Annual Meeting. Under the terms of the 1995 Directors Stock Grant Plan, one-third of such shares vested on the date of the 1995 Annual Meeting of Shareholders, one-third of such shares vest on the date of the Annual Meeting and one-third of such shares will vest on the date of the 1997 Annual Meeting of Shareholders, so long as such director remains a director of the Company following the respective dates.

(4) Pursuant to the Company's 1995 Directors Stock Option Plan, each of Messrs. Elbaum, Hamilton, Knup, Levenson, Ramseur and Schut were granted stock options to purchase 25,000 shares of Common Stock on October 2, 1995 at an exercise price of $3.86 per share, subject to the approval of such plan by the Company's shareholders at the Annual Meeting. Under the terms of the 1995 Directors Stock Option Plan, one-fourth of such shares were exercisable on the date of the 1995 Annual Meeting of Shareholders, one-fourth of such shares are exercisable on the date of the Annual Meeting and one-fourth of such shares will be exercisable on the date of each of the 1997 and 1998 Annual Meetings of Shareholders, so long as such director remains a director of the Company following the respective dates.

(5) Includes (i) 15,000 of the 25,000 "restricted" shares of Common Stock granted to Mr. Berkowitz under the terms of his employment agreement with the Company, with the remaining shares to be earned in equal 5,000 share installments on May 1, 1997 and 1998, subject to certain conditions in the event of Mr. Berkowitz's earlier termination of employment, and (ii) stock options to purchase 43,750 of the 175,000 shares of Common Stock granted to Mr. Berkowitz under the terms of the Company's 1994 Stock Option Plan at an exercise price of $3.86, with the remaining options to be exercisable in equal 43,750 share installments on May 1, 1997, 1998 and 1999, subject to certain conditions in the event of Mr. Berkowitz's earlier termination of employment.

(5) Includes (i) 3,000 of the 15,000 "restricted" shares of Common Stock granted to Mr. Menniti under the terms of his employment agreement with the Company, with the remaining shares to be earned in equal 3,000 share installments on May 1, 1997, 1998, 1999 and 2000, subject to certain conditions in the event of Mr. Menniti's earlier termination of employment, and (ii) stock options to purchase 18,750 of the 75,000 shares of Common Stock granted to Mr. Menniti under the terms of the Company's 1994 Stock Option Plan at an exercise price of $3.86, with the remaining options to be exercisable in equal 18,750 share installments on May 1, 1997, 1998 and 1999, subject to certain conditions in the event of Mr. Menniti's earlier termination of employment.

(6) Includes (i) 1,500 of the 6,000 "restricted" shares of Common Stock granted to Mr. Schrieberg under the terms of his employment agreement with the Company, with the remaining shares to be earned in equal 1,500 share installments on May 1, 1997, 1998 and 1999, subject to certain conditions in the event of Mr. Schrieberg's earlier termination of employment, and
    (ii) stock options to purchase 5,000 of the 20,000 shares of Common Stock granted to Mr. Schrieberg under the terms of the Company's 1994 Stock Option Plan at an exercise price of $3.86, with the remaining options to be exercisable in equal 5,000 share installments on May 1, 1997, 1998 and 1999, subject to certain conditions in the event of Mr. Schrieberg's earlier termination of employment.

(7) Effective August 7, 1996, Mr. Nickerson resigned as Chief Financial Officer and Secretary of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On May 24, 1995, the Company entered into an agreement with Alpine, the Company's largest single shareholder, pursuant to which the Company may borrow from time to time, prior to May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with the display technology of APV, Inc., a wholly-owned subsidiary of the Company. Borrowings under the agreement will be unsecured and will bear interest at a market rate reflecting Alpine's cost of borrowing such funds (currently approximately 12 1/4%), with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity. Alpine's obligation to lend such funds to the Company is subject to a number of conditions, including review by Alpine of the proposed use of such funds by the Company. As of April 30, 1996, approximately $3,335,000 was outstanding under such agreement.

    The Board of Directors of the Company and Alpine contain some of the same members. See "Item 10. Directors and Executive Officers of the Registrant."

    Adience, Inc., a wholly-owned subsidiary of Alpine, performs certain management and administrative services for the Company. These services include the use of Adience's management information system. The fee paid by the Company for these services, as previously agreed to by the respective Boards of Adience and the Company, is at the current rate of $300,000 per year.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POLYVISION CORPORATION

Date:  August 26, 1996              By:/s/ Lawrence W. Hay
                                       ------------------------------------
                                      Lawrence W. Hay
                                      Vice President of Finance
                                      (as both a duly authorized officer
                                      of the registrant and the principal
                                      financial officer or chief accounting
                                      officer of the registrant)