Form 10-Q
period 1996-07-31
POLYVISION CORP
filed 1996-09-13
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1996

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _____________

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

                         Yes   X    No

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of September 14, 1996, was 8,530,073.









                     POLYVISION CORPORATION
                            FORM 10-Q

INDEX


                                                             Page

PART I .  FINANCIAL INFORMATION  . . . . . . . . . . . . . . . .

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
            July 31, 1996 and April 30, 1996 . . . . . . . . . .

          Condensed Consolidated Statements of Operations -
            Three Months Ended July 31, 1996 and 1995. . . . . .

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended July 31, 1996 and 1995. . . . . .

          Notes to Condensed Consolidated Financial Statements -
            July 31, 1996. . . . . . . . . . . . . . . . . . . .

Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of Operations . .



PART II   OTHER INFORMATION. . . . . . . . . . . . . . . . . . .




SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .




















PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)




                                        July 31,        April 30,
(In thousands, except share data)         1996            1996
Assets
Current assets:
  Cash and cash equivalents            $    124      $     670
  Accounts receivable, less allowance
     (July--$587 and April--$575)         9,379          8,027
  Inventories                             3,636          3,735
  Costs and estimated earnings in excess
     of billings on uncompleted contracts 1,170            823
  Prepaid expenses, deposits and other      524            345
Total current assets                     14,833         13,600
Property, plant and equipment:
  Furniture and fixtures                    149            142
  Building and leasehold improvements     1,321          1,320
  Machinery and equipment                 1,921          2,080
                                          3,391          3,542
  Less allowance for depreciation         2,072          2,140
Net property, plant and equipment         1,319          1,402
Goodwill, less accumulated amortization   3,945          3,981
  (July--$1,287 and April--$1,106)
Total assets                            $20,097        $18,983



The accompanying notes are an integral part of these condensed consolidated financial statements.













POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                        July 31,        April 30,
(In thousands, except share data)         1996            1996
Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                  $1,790         $1,252
  Current maturities of long-term debt      240            220
  Accounts payable                        3,112          2,877
  Accrued expenses                        2,299          2,667
  Accrued dividends                       2,550          2,040
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                               469            503
Total current liabilities                10,460          9,559
Long-term debt, less current maturities     920            980
Promissory note                           3,881          3,335
Deferred interest                           119             --
Royalties payable                           750            750
Excess of net assets over purchase
  price of acquisition, less
  accumulated amortization (July--$12
  and April--$10)                           273            275
Stockholders' equity:
  Series A Preferred stock, $.01
   par value, at liquidation
   value; authorized 1,500,000
   shares, issued 1,029,253
   shares                               25,731          25,731
  Common stock, $.001 par value;
   authorized 25,000,000
   shares, issued and outstanding
   8,530,073 shares                           9              9
  Capital in excess of par value         38,524         38,524
  Accumulated deficit                   (60,570)       (60,180)

Total stockholders' equity                3,694          4,084
Total liabilities and stock-
  holders' equity                       $20,097        $18,983


The accompanying notes are an integral part of these condensed consolidated financial statements.





POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)




                                      For The Three Months Ended

                                               July 31,
(In thousands, except per share data)      1996           1995
Net sales                                $9,642        $10,619
Cost of goods sold                        6,784          7,749
Gross profit                              2,858          2,870
  Research and development                  329            745
  Selling, general and administrative     2,272          2,365
Operating profit (loss)                     257           (240)
Other income (expense):
  Interest (expense)                      (201)           (93)
  Interest and other income                  64             71
Income (loss) before income taxes           120           (262)
Income taxes                                 --             --
Net income (loss)                           120           (262)
Preferred stock dividends                   510            511
Loss applicable to common stock           ($390)         ($773)
Loss per share of common stock            ($0.05)        ($0.09)
Average common shares outstanding      8,530,073      8,301,033


The accompanying notes are an integral part of these condensed consolidated financial statements.




















POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                Three Months Ended July 31,
(In thousands)                             1996        1995
Cash flow from operating
 activities
Net income (loss)                          $120         ($262)
Non-cash expenses included in
 net income (loss):
  Depreciation and amortization             120            181
  Compensation expense for stock grants      23             --
  Deferred interest                         119              8
Changes in operating assets and
 liabilities:
  Accounts receivable                    (1,352)        (1,606)
  Inventory                                  99            554
  Prepaid expenses, deposits and other     (179)           144
  Costs and estimated earnings in
   excess of billings on uncompleted
   contracts                               (347)          (278)
  Accounts payable and accrued
   liabilities                             (156)          (606)
  Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                                (34)           124
Cash used for operating activities       (1,587)        (1,741)
Cash flow from investing activities
Purchases of property, plant and
  equipment                                 (38)          (161)
Proceeds from sale of equipment              35             --
Cash used for investing activities           (3)          (161)
Cash flow from financing activities
Short-term borrowings                       538            828
Repayments of long-term borrowings          (40)        (1,115)
Net receipts of receivable from affiliates   --          1,362
Borrowings on Alpine promissory note        546            847
Cash provided by financing activities     1,044          1,922
Net increase (decrease) in cash and
  cash equivalents                         (546)            20
Cash and cash equivalents
  at beginning of period                    670            260
Cash and cash equivalents at end
  of period                              $  124         $  280


The accompanying notes are an integral part of these condensed consolidated financial statements.



POLYVISION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
July 31, 1996

(Dollars in thousands, unless otherwise noted)

NOTE 1 - BASIS OF PRESENTATION

PolyVision Corporation (formerly Information Display Technology, Inc. or ("IDT")), through its wholly-owned subsidiaries, Greensteel, Inc. ("Greensteel"), Posterloid Corporation ("Posterloid"), and APV, Inc. ("APV"), collectively the "Company", is engaged in the development, manufacture and sale of information display products. Greensteel, formerly a division of PolyVision Corporation, is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. Posterloid, which became a wholly-owned subsidiary as a result of the Merger (see below), is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information. APV, which also became a wholly-owned subsidiary of the Company as a result of the Merger, is engaged in the research, development, licensing and initial manufacturing and testing of a proprietary technology known as PolyVisionTM, a materials technology with electrochemical and physical characteristics that allow it to address applications in a number of display products markets.

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

In connection with the Merger, APV transferred its previously wholly-owned subsidiary, PolyVision France S.A., to Alpine at its book value. Also in connection with the Merger, Alpine distributed to its shareholders 76% of its ownership in the Company resulting in Alpine retaining a 19% ownership of the Company's common stock.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended July 31, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

Loss applicable to common stock is computed by dividing net income available to common stock by the weighted average number of shares outstanding.

NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials of $3,084 and $3,206, work in process of $371 and $365, and finished goods of $181 and $164 at July 31, 1996 and April 30, 1996, respectively.

NOTE 3 - CONTRACTS IN PROGRESS

The status of contract costs on uncompleted construction contracts was as follows:



                   Costs and esti-      Billings in
                   mated earnings     excess of costs
                     in excess of      and estimated
                      billings            earnings         Net

July 31, 1996:
 Costs and estimated
  earnings of $1,319    $6,287           $  5,583
 Billings                5,117              6,052
                        $1,170           $   (469)         $  701

April 30, 1996:
 Costs and estimated
  earnings of $1,425    $5,132            $ 6,551
 Billings                4,309              7,054
                       $   823            $  (503)         $  320
















































Accounts receivable at July 31, 1996 and April 30, 1996 include amounts billed but not yet paid by customers under retainage provisions of approximately $1,614 and $1,754, respectively. Such amounts are generally due within one year.

NOTE 4 - FINANCING ARRANGEMENTS

On April 25, 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. The Agreement provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined (unused and available borrowings were $1,831,000 at July 31, 1996) at the Bank's prime rate plus 1% (9.25% at July 31, 1996) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1 1/2% (9.75% at July 31, 1996) beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997. The Agreement terminates August 31, 1997 and provides for renewal at the Bank's sole and absolute discretion.

Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants including maintenance of a minimum tangible net worth and minimum debt service coverage, as defined, and a restriction on dividends to the Company, which requires maintenance of a modified debt service coverage after taking into account any such dividends, and on other transfers of funds to the Company or its other subsidiaries. The Company is a guarantor of the Agreement and has pledged Greensteel's common stock in connection therewith. Greensteel is in compliance with all material covenants at July 31, 1996.

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

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including the Company seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company. Plaintiff has alleged that such panels were defective in their design and manufacture. In its original complaint, Plaintiff seeks damages of $385,000 allegedly already incurred and unspecified future damages. The alleged sales fall into two categories, an original sale in 1987 and two or more sales in 1991 and 1992 of so-called replacement panels. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (which might permit treble damages), while preserving the right of the defendants, including the Company to challenge the applicability of such Act. Since an amended complaint has not yet been served, Plaintiff's theories of liability and damages are as yet not completely certain. Moreover, since an answer to the amended complaint, if served, remains to be served, and, as well, discovery has yet to commence, it is premature to render an estimate of the outcome of this litigation.

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

The Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan. Based on administrative precedent, the Company believes that it is likely that the Ohio EPA will agree with the risk assessment reports. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred. At July 31, 1996, environmental accruals amounted to $10,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, Adience and the Company have paid $1,433,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

Under the acquisition agreement pursuant to which the Company acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to the Company, no hazardous material had been stored or disposed of on such property.

No disclosure of storage or disposal of hazardous material on the site was made; accordingly, Adience is required to indemnify the Company for any losses in excess of $250,000. The Company has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by the Company in this matter, and has received assurance from Alpine that Adience will honor such claim. Adience has reimbursed the Company $1,383,000 through July 31, 1996. If Adience is financially unable to honor its remaining obligation, such costs would be borne by the Company.

The Company is involved in other various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of such litigation will not have a material adverse impact on the Company.































ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE  MONTHS ENDED JULY 31, 1996, COMPARED WITH THREE MONTHS ENDED
JULY 31, 1995

The following table summarizes, for the periods presented, the respective amounts of Greensteel, APV (except as to Net sales and Gross profit, of which there were none) and Posterloid:



                                            Three Months
                                           Ended July 31,
                                           1996      1995
                            (in thousands, except percentages)

Net sales
   Posterloid. . . . . . . . . . .       $1,843    $  1,533
   Greensteel  . . . . . . . . . .        7,799       9,086
                                          9,642      10,619
Gross profit
   Posterloid. . . . . . . . . . .          736         574
   Greensteel  . . . . . . . . . .        2,122       2,296
                                          2,858       2,870

Gross margin . . . . . . . . . . .        29.6%       27.0%

Selling, general and administrative
expenses
   Posterloid  . . . . . . . . . .          440         392
   Greensteel  . . . . . . . . . .        1,666       1,620
   APV and Corporate . . . . . . .          166         353
                                          2,272       2,365

Research and development
   APV     . . . . . . . . . . . .          329         745

Operating income (loss)
   Posterloid  . . . . . . . . . .          296         182
   Greensteel  . . . . . . . . . .          456         676
   APV and Corporate . . . . . . .         (495)     (1,098)

                                         $  257     ($  240)





THREE MONTHS ENDED JULY 31, 1996 COMPARED WITH THREE  MONTHS ENDED
JULY 31, 1995

The comparative fiscal 1997 decrease in net sales for the three months of $977,000 was attributable to a $1,287,000 or 14.2% decrease in revenues from Greensteel's operations which was partially offset by an increase in Posterloid's comparative revenues of approximately $310,000 or 20.2%. Greensteel's comparative decrease in sales was attributable to a $1,542,000 or 24% decrease in comparable contract sales, offset slightly by an 11% comparable increase in direct sales. Direct sales through dealers and distributors, which do not require extended project management and are not subject to construction cost overruns or increased working capital requirements for performance bonds and retainages, increased to 38% of sales for the three months ended July 31, 1996 from 30% for the prior comparable period. In addition, third party purchases of products not manufactured by Greensteel and related to contract sales declined 60% from the comparable prior period from $904,000 to $410,000, consistent with the continued concentration on Greensteel manufactured products. Greensteel is currently in the process of realigning its sales force and expanding its dealer/distributor network and is aggressively seeking to build its contract backlog in selective regional markets. Greensteel's contract backlog was $12,259,000 at July 31, 1996 as compared to $15,628,000 at July 31, 1995.
Posterloid's comparative increase in sales was primarily due to two specific customer programs. Greensteel's business is seasonal and a disproportionate amount of its sales and most of its operating profits occur in the first and second fiscal quarters of the year. This occurs as a result of increased business activity in the summer months when schools are closed and construction activity increases.

Gross profit for the three months decreased on a comparative basis by $12,000 while the related comparative gross margin percentage increased to 29.6% from 27.0%. The increase in the gross margin percentage was attributable to both the effect of the new union agreement at Greensteel's Dixonville facility which took effect on May 1, 1996 and higher volume absorption of fixed costs at Posterloid. Greensteel's comparative gross profit decreased $174,000 on a gross margin percentage of 27.2% as compared to 25.3% for the prior comparable period. Posterloid's comparative gross profit increased $162,000 for the three months, while gross margin increased to 39.9% from 37.4% for the three months.

Research and development expenses decreased on a comparative basis by $416,000 for the three months ended July 31, 1996. The Company has determined that the most cost effective method in the event of full scale production of PolyVisionTM displays is through third party subcontractors. In this regard, the Company has decided not to exercise its option to renew the lease at its Wallingford, Connecticut facility which expires in December 1996 and the Company is currently exploring alternate sites. In connection with this decision, PolyVisionTM technology manufacturing related costs have been reduced.

The comparative three month decrease in selling, general and administrative expense of $93,000 was primarily attributable to expense reductions at Greensteel net of certain expenses which were classified as corporate expenses in the prior comparable period.

Since the Merger in May 1995, management of the Company has focused on the deployment of its asset base and its cost structure with a near-term goal of achieving a break-even level of operating profit for fiscal 1997. An expansion of Greensteel's Alliance, Ohio facility was completed in February 1996 to allow for more efficient laminating and distribution of its porcelain enameled chalkboards and markerboards. In connection with its February 28, 1996 three-year union agreement, Greensteel consolidated its Landis, North Carolina facility into its Dixonville, Pennsylvania facility during the first quarter of fiscal 1997. In addition to the efficiencies expected from the foregoing, cost savings under the new labor agreement and adoption of a new health care plan will further enhance Greensteel's competitive position. In this regard, management of the Company intends to focus its resources on aggressively increasing its market share in fiscal 1997 for both its Greensteel and Posterloid subsidiaries.

Liquidity and Capital Resources

During the three months ended July 31, 1996, the principal uses of cash included approximately $1,587,000 used for operating activities and approximately $3,000 for investing activities. Approximately $596,000 of such uses were attributable to the ongoing PolyVisionTM technology development efforts at APV and corporate expenses and approximately $40,000 was used to repay indebtedness. Sources of cash included approximately $546,000 of long term borrowings from Alpine, $538,000 of short-term borrowings and a decrease in cash balances of $546,000 used to finance seasonal working capital growth at Greensteel.

During the three months ended July 31, 1996, Greensteel used approximately $1,089,000 for its operating activities while
Posterloid provided approximately $98,000 from its operating activities.

On April 25, 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. The Agreement provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined (unused and available borrowings were $1,831,000 at July 31, 1996) at the Bank's prime rate plus 1% (9.25% at July 31, 1996) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1 1/2% (9.75% at July 31, 1996) beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997. The Agreement terminates August 31, 1997 and provides for renewal at the Bank's sole and absolute discretion.

Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants including maintenance of a minimum tangible net worth and minimum debt service coverage, as defined, and a restriction on dividends to the Company, which requires maintenance of a modified debt service coverage after taking into account any such dividends, and on other transfers of funds to the Company or its other subsidiaries. The Company is a guarantor of the Agreement and has pledged Greensteel's common stock in connection therewith. Greensteel was in compliance with all such financial covenants at July 31, 1996.

On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow from time to time, until May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (13% at July 31, 1996), with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity. Alpine's obligation to lend such funds to the Company is subject to a number of conditions, including review by Alpine of the proposed use of such funds by the Company. Alpine's revolving credit facility provides the funds for it to extend such financing to the Company. While no assurance can be given, management believes that such financing availability representing $1,119,000 of remaining funding commitment at July 31, 1996, together with anticipated support from Posterloid's operations, will be sufficient to meet the needs of APV and its PolyVisionTM development efforts for the next 12 months, which are anticipated to require approximately $1,000,000.

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























































PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


          The information included in Note 5, "Commitments and Contingencies" of the Notes to Condensed Consolidated
          Financial Statements is included herein by reference.


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



                              POLYVISION CORPORATION



Date:  September 12, 1996     By:/s/Lawrence W. Hay
                                   Lawrence W. Hay
                                   Vice President-Finance and
                                   Secretary (as both a duly
                                   authorized officer of the
                                   registrant and the principal
                                   financial officer or chief
                                   accounting officer of the
                                   registrant)