Form 10-Q
period 1996-10-31
POLYVISION CORP
filed 1996-12-16
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended October 31, 1996
                              OR
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

                         Yes   X    No

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of December 14, 1996, was 8,530,073.








                     POLYVISION CORPORATION
                            FORM 10-Q

                              INDEX

             . . . . . . . . . . . . . . . . . . . . . .  Page
PART I .  FINANCIAL INFORMATION  . . . . . . . . . . . . . . .

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
            October 31, 1996 and April 30, 1996. . . . . . . .

          Condensed Consolidated Statements of Operations -
            Three Months Ended October 31, 1996 and 1995 . . .

          Condensed Consolidated Statements of Operations -
            Six Months Ended October 31, 1996 and 1995 . . . .

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended October 31, 1996 and 1995 . . . .

          Notes to Condensed Consolidated Financial Statements -
            October 31, 1996 . . . . . . . . . . . . . . . . .

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




Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .




















PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

POLYVISION CORPORATION AND SUBSIDIARIES
Condensed Consolidated BALANCE SHEETS
(Unaudited)

[CAPTION]


                                       October 31,      April 30,
(In thousands, except share data)         1996            1996

Assets
Current assets:
  Cash and cash equivalents            $    305      $     670
  Accounts receivable, less allowance
     (October--$558 and April--$575)      9,025          8,027
  Inventories                             3,405          3,735
  Costs and estimated earnings in excess
     of billings on uncompleted contracts 1,020           823
  Prepaid expenses, deposits and other      309            345
Total current assets                     14,064         13,600

Property, plant and equipment:
  Furniture and fixtures                    194            142
  Building and leasehold improvements     1,219          1,320
  Machinery and equipment                 2,151          2,080
                                          3,564          3,542
  Less allowance for depreciation         2,163          2,140
Net property, plant and equipment         1,401          1,402
Goodwill, less accumulated amortization   3,909          3,981
  (October--$1,323 and April--$1,251)
Total assets                            $19,374        $18,983

The accompanying notes are an integral part of these condensed consolidated financial statements.


















POLYVISION CORPORATION AND SUBSIDIARIES
Condensed Consolidated BALANCE SHEETS
(Unaudited)

[CAPTION]


                                       October 31,      April 30,
(In thousands, except share data)         1996            1996

Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                  $1,658         $1,252
  Current maturities of long-term debt    1,100            220
  Accounts payable                        2,547          2,877
  Accrued expenses                        1,910          2,667
  Accrued dividends                       3,069          2,040
  Billings in excess of costs and
      estimated earnings on
      uncompleted contracts                 530            503
Total current liabilities                10,814          9,559

Long-term debt, less current maturities      --            980
Promissory note                           4,295          3,335
Deferred interest                           232             --
Royalties payable                           750            750
Excess of net assets over purchase price
  of acquisition, less
  accumulated amortization
  (October--$13 and April--$10)             272            275
Stockholders' equity:
  Series A Preferred stock, $.01 par value,
   at liquidation value; authorized
   1,500,000 shares, issued
   1,029,253 shares                      25,731         25,731
  Common stock, $.001 par value;
   authorized 25,000,000 shares,
   issued and outstanding 8,530,073
   shares                                     9              9
  Capital in excess of par value         38,524         38,524
  Accumulated deficit                   (61,253)       (60,180)

Total stockholders' equity                3,011          4,084
Total liabilities and stockholders'
  equity                                $19,374        $18,983

The accompanying notes are an integral part of these condensed consolidated financial statements.











POLYVISION CORPORATION AND SUBSIDIARIES
Condensed Consolidated STATEMENTS OF OPERATIONS
(Unaudited)

[CAPTION]



                                      For The Three Months Ended

                                              October 31,
(In thousands, except per share data)      1996           1995

Net sales                                $9,523        $10,444
Cost of goods sold                        6,997          7,895
Gross profit                              2,526          2,549
  Research and development                  286            651
  Selling, general and administrative     2,184          2,327
Operating profit (loss)                      56           (429)
Other income (expense):
  Interest (expense)                       (200)          (130)
  Interest and other income                  10             --
Income (loss) before income taxes          (134)          (559)
Income taxes                                 --             --
Net income (loss)                          (134)          (559)
Preferred stock dividends                   518            511
Loss applicable to common stock           ($652)       ($1,070)
Loss per share of common stock           ($0.08)        ($0.13)
Average common shares outstanding      8,530,073     8,301,033

The accompanying notes are an integral part of these condensed consolidated financial statements.
























POLYVISION CORPORATION AND SUBSIDIARIES
Condensed Consolidated STATEMENTS OF OPERATIONS
(Unaudited)

[CAPTION]


                                       For The Six Months Ended
                                              October 31,
(In thousands, except per share data)      1996           1995

Net sales                               $19,165        $21,063
Cost of goods sold                       13,880         15,644
Gross profit                              5,285          5,419
  Research and development                  625          1,396
  Selling, general and administrative     4,382          4,692
Operating profit (loss)                     278           (669)
Other income (expense):
  Interest (expense)                       (397)          (223)
  Interest and other income                  77             71
Income (loss) before income taxes           (42)          (821)
Income taxes                                 --             --
Net income (loss)                           (42)          (821)
Preferred stock dividends                 1,029          1,022
Loss applicable to common stock         ($1,071)       ($1,843)
Loss per share of common stock           ($0.13)        ($0.23)
Average common shares outstanding      8,530,073     8,301,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

























POLYVISION CORPORATION AND SUBSIDIARIES
Condensed Consolidated STATEMENTS OF CASH FLOWS
(Unaudited)

[CAPTION]


                                       Six Months Ended October
                                                  31,
(In thousands)                             1996           1995
Cash flow from operating activities
Net income (loss)                         $(42)         $(821)
Non-cash expenses included in net
 income (loss):
  Depreciation and amortization             247            363
  Compensation expense for stock grants      23             --
  Deferred interest                         232             51
Changes in operating assets and liabilities:
  Accounts receivable                      (998)        (2,872)
  Inventory                                 330            882
  Prepaid expenses, deposits and other       36            133
  Costs and estimated earnings in excess of
     billings on uncompleted contracts     (197)           (29)
  Accounts payable and accrued
   liabilities                           (1,113)          (936)
  Billings in excess of costs and estimated
     earnings on uncompleted contracts       27            478
Cash used for operating activities       (1,455)        (2,751)
Cash flow from investing activities
Purchases of property, plant and
  equipment                                (211)          (539)
Proceeds from sale of equipment              35             --
Cash used for investing activities         (176)          (539)
Cash flow from financing activities
Short-term borrowings                       406            897
Repayments of long-term borrowings         (100)        (1,115)
Net receipts of receivable from affiliates   --          1,532
Borrowings on Alpine promissory note        960          2,129
Cash provided by financing activities     1,266          3,443
Net increase (decrease) in cash and cash
 equivalents                               (365)           153
Cash and cash equivalents
  at beginning of period                    670            260
Cash and cash equivalents at end
 of period                             $    305      $     413

The accompanying notes are an integral part of these condensed consolidated financial statements.













POLYVISION CORPORATION AND SUBSIDIARIES
NOTES TO Condensed Consolidated FINANCIAL STATEMENTS
(Unaudited)
October 31, 1996

(Dollars in thousands, unless otherwise noted)

NOTE 1 - BASIS OF PRESENTATION

PolyVision Corporation (formerly Information Display Technology, Inc. or ("IDT")), through its wholly-owned subsidiaries, Greensteel, Inc. ("Greensteel"), Posterloid Corporation ("Posterloid") and APV, Inc. ("APV"), collectively the "Company," is engaged in the development, manufacture and sale of information display products. Greensteel is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. Posterloid, which became a wholly-owned subsidiary as a result of the Merger (see below), is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information.
APV, which also became a wholly-owned subsidiary of the Company as a result of the Merger is engaged in the research, development, licensing and initial manufacturing and testing of a proprietary technology known as PolyVisionTM, a materials technology with electrochemical and physical characteristics that allow it to address applications in a number of display products markets.

On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired an additional 82 percent of the outstanding common stock of Adience, Inc. ("Adience") to increase its ownership in Adience to approximately 87 percent, resulting in an indirect ownership in IDT of approximately 70 percent. Also on December 21, 1994, IDT entered into a Merger Agreement with Alpine and two of its subsidiaries, APV and Posterloid (together, "IDG"), whereby the Company would merge with IDG and the Company would be named PolyVision Corporation. Because Alpine controlled both IDG and IDT, the Merger, which was completed on May 24, 1995, resulted in a new reporting entity which is being accounted for as a reorganization of entities under common control. The merged entity has adopted IDG's April 30 fiscal year end. The accompanying financial statements give effect to push-down accounting to adjust IDT's accounting basis to fair value related to the December 21, 1994 acquisition of Adience by Alpine. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended October 31, 1996, are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

Loss applicable to common stock is computed by dividing net income available to common stock by the weighted average number of shares outstanding.

NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials of $2,878 and $3,206, work in process of $314 and $365, and finished goods of $213 and $164 at October 31, 1996 and April 30, 1996, respectively.

NOTE 3 - CONTRACTS IN PROGRESS

The status of contract costs on uncompleted construction contracts was as follows:

[CAPTION]


                         Costs and esti- Billings in excess
                         mated earnings     of costs and
                          in excess of        Estimated
                               billings       earnings        Net
October 31, 1996:
   Costs and estimated
     earnings of $1,105    $5,372         $  5,742
   Billings                (4,352)          (6,272)
                           $1,020          $  (530)      $  490
April 30, 1996:
   Costs and estimated
      earnings of $1,425   $5,132           $6,551
   Billings                (4,309)          (7,054)
                          $   823          $  (503)     $   320




Accounts receivable at October 31, 1996 and April 30, 1996 include amounts billed but not yet paid by customers under retainage provisions of approximately $1,555 and $1,754, respectively. Such amounts are generally due within one year.





NOTE 4 - FINANCING ARRANGEMENTS

On April 25, 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. The Agreement provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined (unused and available borrowings were $1,835,000 at October 31, 1996) at the Bank's prime rate plus 1% (9.25% at October 31, 1996) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2% (9.75% at October 31, 1996) beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997. The Agreement terminates August 31, 1997 and provides for renewal at the Bank's sole and absolute discretion.

     Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants including maintenance of a minimum tangible net worth and minimum debt service coverage, as defined, and a restriction on dividends to the Company, which requires maintenance of a modified debt service coverage after taking into account any such dividends, and on other transfers of funds to the Company or its other subsidiaries. The Company is a guarantor of the Agreement and has pledged Greensteel's common stock in connection therewith. Greensteel is in compliance with all material covenants at October 31, 1996.

On May 24, 1995, the Company entered into an agreement with Alpine pursuant to which the Company may borrow from time to time, until May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities of APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (13% at October 31, 1996), with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). The principal balance outstanding is due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity. Alpine's obligation to lend such funds to the Company is subject to a number of conditions, including review by Alpine of the proposed use of such funds by the Company.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including the Company seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. In its original complaint, Plaintiff seeks damages of $385,000 allegedly already incurred and also estimated future damages. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (which might permit treble damages), while preserving the right of the defendants, including the Company to challenge the applicability of such Act. Since an amended complaint has not yet been served, Plaintiff's theories of liability and damages are as yet not completely certain. Moreover, since an answer to the amended complaint, if served, remains to be served, and, as well, discovery has yet to commence, it is premature to render an estimate of the outcome of this litigation.

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

The Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan. Based on administrative precedent, the Company believes that it is likely that the Ohio EPA will agree with the risk assessment reports. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred. At October 31, 1996, environmental accruals amounted to $10,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, Adience and the Company have paid $1,433,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

Under the acquisition agreement pursuant to which the Company acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to the Company, no hazardous material had been stored or disposed of on such property. No disclosure of storage or disposal of hazardous material on the site was made; accordingly, Adience is required to indemnify the Company for any losses in excess of $250,000. The Company has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by the Company in this matter, and has received assurance from Alpine that Adience will honor such claim. Adience has reimbursed the Company $1,383,000 through October 31, 1996. If Adience is financially unable to honor its remaining obligation, such costs would be borne by the Company.

The Company is involved in other various matters of litigation
incidental to the normal conduct of its business.   In
management's opinion, the disposition of such litigation will not have a material adverse impact on the Company.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Three and Six Months Ended October 31, 1996, Compared With Three and Six Months Ended October 31, 1995

The following table summarizes, for the periods presented, the respective amounts of
Greensteel, APV (except as to Net sales and Gross profit, of which there were none) and Posterloid:

[CAPTION]


                            Three Months     Six Months
                         Ended October 31,   Ended October 31,
                         1996      1995      1996        1995
                                    (in thousands, except
percentages)
Net sales
   Greensteel .......  $7,615    $9,178     $15,414       $18,264
   Posterloid .......   1,908     1,266       3,751         2,799
                        9,523    10,444      19,165        21,063
Gross profit
   Greensteel ........  1,800     2,268       3,824         4,564
   Posterloid ........    726       281       1,461           855
                        2,526     2,549       5,285         5,419

Gross margin .........  26.5%     24.4%       27.6%        25.7%

Selling, general and administrative
expenses
   Greensteel ........  1,576    1,500       3,158          3,120
   Posterloid ........    455      401         895            793
   APV and Corporate ..   153      426         329            779
                        2,184    2,327       4,382          4,692
Research and development
   APV ................   286      651         625          1,396

Operating income (loss)
   Greensteel .........   224      768         666         1,444
   Posterloid .........   271     (120)        566            62
   APV and Corporate ..  (439)  (1,077)       (954)       (2,175)
                          $56    ($429)       $278         ($669)







THREE AND SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH THE
THREE AND SIX MONTHS ENDED OCTOBER 31, 1995

The comparative fiscal 1997 decrease in net sales for the three and six month periods of $921,000 and $1,898,000 respectively were attributable to a $1,563,000 and a $2,850,000 decrease in revenues at Greensteel, representing a year to date decline of 15.6%. This decline represents a reduction in contract sales. The company is in the process of converting its distribution channels to sales through dealers and distributors, which do not require extended project management and are not subject to construction cost overruns or increased working capital requirements for performance bonds and retainage. Distributor sales increased year to date by 19.3% and for the second quarter represented 43% of total sales up from 38% in the first quarter. Greensteel is currently aggressively seeking to expand its distributor base in order to add coverage in weaker and open market regions and to increase market share in selected territories. Greensteel's business is seasonal and a disproportionate amount of its sales and most of its operating profits occur in the first and second fiscal quarters of the year. This occurs as a result of increased business activity in the summer months when schools are closed and construction activity increases. Posterloid increased its revenues for the three and six months by $642,000 and $952,000 respectively. This represents a year to date increase of 34.0%. This increase is primarily attributable to increased sales to a few major restaurant chains.

Consolidated gross profit for the second quarter was virtually unchanged from last year, $2,526,000 versus $2,549,000. Due to the spreading of fixed costs at Posterloid over higher volume, margins increased from 24.4% to 26.5%. Year to date consolidated gross profit declined by $134,000. Greensteel gross profit decreased by $740,000, yet despite the decrease in sales, cost reduction efforts mostly due to a favorable union contract, have resulted in margins only slightly less than last year, 24.8% versus 25.0% in fiscal 1996. Posterloid has significantly increased gross profits and margins by $606,000 year to date and from 30.5% to 38.9%.

Research and development costs declined for the second quarter and year to date by $365,000 and $771,000 respectively. The Company has determined that the most cost effective method in the event of full scale production of PolyVision products is through third party sub-contractors. In connection with this decision, PolyVision technology R & D manufacturing related costs have been reduced. Selling, general and administrative costs are down by $143,000 for the three months and $310,000 for the six months, primarily due to expense reductions at Greensteel net of other expenses.

Due to the increased volume at Posterloid, and the company's continued plan of consolidating facilities, the decision was made in the second quarter to move this operation to larger quarters. This will facilitate further increases in sales volume and also help to lower costs with better material movement and higher productivity. To further control its manufacturing costs through better scheduling and capacity management in a complex environment, the company has decided to implement a Manufacturing Resource Planning (MRP II) business system encompassing all of its operations. During the second quarter software and hardware agreements were initiated to begin this process.

The Company's facility in Landis, North Carolina has been closed and its production has been transferred to Greensteel's Dixonville plant. The Landis facility is up for sale at an estimated net price of $350,000.

In September 1996, the Company and General Atomics of San Diego, a leading technology development company, entered into a joint development and licensing agreement to develop and produce PolyVision based electrochromic displays for consumer retail applications. The applications will utilize the unique characteristics of the PolyVision technology to address the demand for low-cost dynamic POP displays. In addition, McDonnell Douglas Technologies Inc. is continuing its R & D activity for both government and commercial applications without any funding from PolyVision. All other current licensees are continuing their internal programs to commercialize PolyVision technology. There can be no assurance, however, that commercially viable products will be introduced or that such additional sources of funding will be available on reasonable terms.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended October 31, 1996, the principal uses of cash included approximately $1,455,000 used for operating activities and approximately $176,000 for investing activities, most of which was for the move by Posterloid to its new facilities.

Approximately $998,000 of such uses were due to increased accounts receivable and $1,113,000 was used to reduce accounts payable and accrued liabilities, these were offset by decreases in inventories, additional deferred interest and depreciation / amortization all totaling $809,000. Sources of cash included approximately $960,000 of long term borrowings from Alpine, and $406,000 of short-term borrowings.

During the six months ended October 31, 1996, Greensteel used approximately $803,000 for its operating activities while
Posterloid provided approximately $384,000 from its operating activities.

On April 25, 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. The Agreement provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined (unused and available borrowings were $1,835,000 at October 31, 1996) at the Bank's prime rate plus 1% (9.25% at October 31,
1996) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2% (9.75% at October 31, 1996) beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997. The Agreement terminates August 31, 1997 and provides for renewal at the Bank's sole and absolute discretion. In order to meet working capital and long term financing requirements, it is the intent of the Company to re-negotiate the bank facility beyond August 31, 1997, however, there can be no assurances this will be accomplished.

Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants including maintenance of a minimum tangible net worth and minimum debt service coverage, as defined, and a restriction on dividends to the Company, which requires maintenance of a modified debt service coverage after taking into account any such dividends, and on other transfers of funds to the Company or its other subsidiaries. The Company is a guarantor of the Agreement and has pledged Greensteel's common stock in connection therewith. Greensteel was in compliance with all such financial covenants at October 31, 1996.

On May 24, 1995, the Company entered into an agreement with Alpine pursuant to which the Company may borrow from time to time, until May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities of APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (13% at October 31, 1996), with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity.
Alpine's obligation to lend such funds to the Company is subject to a number of conditions, including review by Alpine of the proposed use of such funds by the Company.

In the long term, the successful introduction of commercially viable products will be required for APV to continue to support a sustained research and development effort at its current level. APV will continue to explore development and licensing opportunities that further broaden the applications of its PolyVisionTM technology and provide additional funding, of which there can be no assurance.












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

          Exhibit 27:  Financial Data Schedule


        (b)    Reports on Form 8-K:

          None















                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   POLYVISION CORPORATION



Date:  December 14, 1996           By:/s/Lawrence W. Hay

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