Form 10-Q/A
period 1996-10-31
POLYVISION CORP
filed 1996-12-24
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                              AMENDMENT NO. 1 TO

                                   FORM 10-Q

                                ON FORM 10-Q/A

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








                            POLYVISION CORPORATION
                                 FORM 10-Q/A

                                     INDEX

                                                                         Page
PART I .    FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . .

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
               October 31, 1996 and April 30, 1996 . . . . . . . . . . . .

            Condensed Consolidated Statements of Operations -
               Three Months Ended October 31, 1996 and 1995. . . . . . . .

            Condensed Consolidated Statements of Operations -
               Six Months Ended October 31, 1996 and 1995. . . . . . . . .

            Condensed Consolidated Statements of Cash Flows -
               Six Months Ended October 31, 1996 and 1995. . . . . . . . .

            Notes to Condensed Consolidated Financial Statements -
               October 31, 1996. . . . . . . . . . . . . . . . . . . . . .

Item 2.     Management's Discussion and Analysis
               of Financial Condition and Results of Operations. . . . . .



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











POLYVISION CORPORATION AND SUBSIDIARIES
Condensed Consolidated STATEMENTS OF OPERATIONS
(Unaudited)

[CAPTION]



                                                  For The Three Months Ended

                                                          October 31,
(In thousands, except per share data)               1996              1995

Net sales                                          $9,523           $10,444
Cost of goods sold                                  7,096             7,895
Gross profit                                        2,427             2,549
   Research and development                           296               651
   Selling, general and administrative              2,110             2,327
Operating profit (loss)                                21              (429)
Other income (expense):
   Interest (expense)                                (196)             (130)
   Interest and other income                          13>                --
Income (loss) before income taxes

   (162)             (559)
Income taxes                                           --                --
Net income (loss)                                    (162)             (559)
Preferred stock dividends                             518               511
Loss applicable to common stock                     ($680)          ($1,070)
Loss per share of common stock                     ($0.08)           ($0.13)
Average common shares outstanding                8,530,073        8,301,033

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


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Three and Six Months Ended October 31, 1996, Compared With Three and Six Months Ended October 31, 1995

The following table summarizes, for the periods presented, the respective amounts of
Greensteel, APV (except as to Net sales and Gross profit, of which there were none) and Posterloid:

[CAPTION]


                                 Three Months         Six Months
                              Ended October 31,       Ended October 31,
                              1996        1995       1996          1995
                                          (in thousands, except
percentages)
Net sales
   Greensteel .......        $7,615      $9,178       $15,414          $18,264
   Posterloid .......         1,908       1,266         3,751            2,799
                              9,523      10,444        19,165           21,063
Gross profit
   Greensteel ........        1,701       2,268         3,824            4,564
   Posterloid ........          726         281         1,461              855
                              2,427       2,549         5,285            5,419

Gross margin .........       25.5%       24.4%          27.6%           25.7%

Selling, general and administrative
expenses
   Greensteel ........        1,492      1,500         3,158             3,120
   Posterloid ........          455        401           895               793
   APV and Corporate ..         163        426           329               779
                              2,110      2,327         4,382             4,692
Research and development
   APV ................         296        651           625             1,396

Operating income (loss)
   Greensteel .........         210        768           666            1,444
   Posterloid .........         271       (120)          566               62
   APV and Corporate ..        (460)    (1,077)         (954)          (2,175)
                                $21      ($429)         $278            ($669)







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

Consolidated gross profit for the second quarter    decreased by
$122,000, $2,427,000     versus $2,549,000.     This was due to
lower sales volume.      Due to the spreading of fixed costs at
Posterloid over higher volume, margins increased from 24.4% to
   25.5%.      Year to date consolidated gross profit declined by
$134,000. Greensteel gross profit decreased by $740,000, yet despite the decrease in sales, cost reduction efforts mostly due to a favorable union contract, have resulted in margins only slightly less than last year, 24.8% versus 25.0% in fiscal 1996. Posterloid has significantly increased gross profits and margins by $606,000 year to date and from 30.5% to 38.9%.

Research and development costs declined for the second quarter and
year to date by    $355,000     and $771,000 respectively.  The
Company has determined that the most cost effective method in the event of full scale production of PolyVision products is through third party sub-contractors. In connection with this decision, PolyVision technology R & D manufacturing related costs have been reduced. Selling, general and administrative costs are down by
   $217,000     for the three months and $310,000 for the six
months, primarily due to expense reductions at Greensteel net of other expenses.

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



                                          POLYVISION CORPORATION



Date:  December 24, 1996                  By:/s/Lawrence W. Hay

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