Form 10-Q
period 1997-01-31
POLYVISION CORP
filed 1997-03-17
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 1997

                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to
          _____________

          Commission File No.     1-10555

                     POLYVISION CORPORATION
     (Exact name of registrant as specified in its charter)

          New York                                13-3482597
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

          1790 Broadway
          New York, New York                      10019
          (Address of principal                   (Zip Code)
          executive offices)

                         (212) 757-3333
      (Registrant's telephone number, including area code)

Former address: 866 N. Main Street, Wallingford, Connecticut 06492

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of March 14, 1997, was 8,530,073.







                     POLYVISION CORPORATION
                            FORM 10-Q

                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION  . . . . . . . . . . . . . . . .

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
               January 31, 1997 and April 30, 1996 . . . . . . .

          Condensed Consolidated Statements of Operations -
               Three Months Ended January 31, 1997 and 1996. . .

          Condensed Consolidated Statements of Operations -
               Nine Months Ended January 31, 1997 and 1996 . . .

          Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended January 31, 1997 and 1996 . . .

          Notes to Condensed Consolidated Financial Statements -
               January 31, 1997. . . . . . . . . . . . . . . . .

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




SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .


















PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


[CAPTION]


                              January 31,     April 30,
(In thousands, except            1997           1996
share data)

Assets
Current assets:
  Cash and cash equivalents       $    150     $     670
  Accounts receivable, less
     allowance (January--$638
     and April--$413)                7,474         8,027
  Inventories                        3,902         3,735
  Costs and estimated earnings
     in excess of billings on
     uncompleted contracts             630          823
  Prepaid expenses, deposits and
     other                             204           345
Total current assets                12,360        13,600
Property, plant and equipment:
  Furniture and fixtures               402           142
  Building and leasehold
     improvements                    1,491         1,320
  Machinery and equipment            1,759         2,080
                                     3,652         3,542
  Less allowance for depreciation    2,252         2,140
Net property, plant and equipment    1,400         1,402
Goodwill, less accumulated
     amortization                    3,873         3,981
  (January--$1,359 and April--
     $1,251)
Other Assets                            15            --
Total assets                       $17,648       $18,983




The accompanying notes are an integral part of these condensed consolidated financial statements.


POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

[CAPTION]


                              January 31,     April 30,
(In thousands, except            1997           1996
share data)

Liabilities and stockholders'
  equity
Current liabilities:
  Short-term borrowings             $1,602        $1,252
  Current maturities of
     long-term debt                  1,040           220
  Accounts payable                   1,969         2,877
  Accrued expenses                   1,694         2,667
  Accrued dividends                  3,584         2,040
  Billings in excess of costs
     and estimated earnings on
     uncompleted contracts             586           503
Total current liabilities           10,475         9,559

Long-term debt, less current
  maturities                            --           980
Promissory note                      4,873         3,335
Deferred interest                      387            --
Royalties payable                      750           750
Excess of net assets over
  purchase price of acquisition,
  less accumulated amortization
  (January--$15 and April--$10)      270             275
Stockholders' equity:
  Series A Preferred stock, $.01
     par value, at liquidation
     value; authorized 1,500,000
     shares, issued 1,029,253
     shares                         25,731        25,731
  Common stock, $.001 par value;
     authorized 25,000,000 shares,
     issued and outstanding
     8,530,073 shares                    9             9
  Capital in excess of par value    38,524        38,524
  Accumulated deficit              (63,371)      (60,180)

Total stockholders' equity             893         4,084
Total liabilities and stockholders'
  equity                           $17,648       $18,983




The accompanying notes are an integral part of these condensed consolidated financial statements.


















































POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

[CAPTION]


                                For The Three Months Ended
                                        January 31,

(In thousands, except per        1997                1996
share data)

Net sales                        $5,972              $7,354
Cost of goods sold                4,811               5,962
Gross profit                      1,161               1,392
   Research and development         304                 735
   Selling, general and
      administrative              2,254               2,334
Operating profit (loss)          (1,397)             (1,677)
Other income (expense):
   Interest (expense)              (232)               (161)
   Interest and other income         24                  --
Income (loss) before income
   taxes                         (1,605)             (1,838)
Income taxes                         --                  --
Net income (loss)                (1,605)             (1,838)
Preferred stock dividends           515                 508
Loss applicable to common stock ($2,120)            ($2,346)
Loss per share of common
   stock                         ($0.25)             ($0.28)
Average common shares
   outstanding                8,530,073           8,301,033



The accompanying notes are an integral part of these condensed consolidated financial statements.














POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


[CAPTION]


                                For The Nine Months Ended
                                        January 31,

(In thousands, except per        1997                1996
share data)

Net sales                       $25,137             $28,417
Cost of goods sold               18,691              21,606
Gross profit                      6,446               6,811
  Research and development          929               2,131
  Selling, general and
    administrative                6,636               7,026
Operating profit (loss           (1,119)             (2,346)
Other income (expense):
  Interest (expense)               (629)               (384)
  Interest and other income         101                  71
Income (loss) before income
  taxes                          (1,647)             (2,659)
Income taxes                         --                  --
Net income (loss)                (1,647)             (2,659)
Preferred stock dividends         1,544               1,530
Loss applicable to common'
  stock                         ($3,191)            ($4,189)
Loss per share of common stock   ($0.37)             ($0.50)
Average common shares
  outstanding                 8,530,073           8,301,033


The accompanying notes are an integral part of these condensed consolidated financial statements.















POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

[CAPTION]


                                    Nine Months Ended
                                        January 31,

(In thousands)                   1997                1996


Cash flow from operating
   activities
Net income (loss)               $(1,647)            $(2,659)
Non-cash expenses included
  in net income (loss):
    Depreciation and amortization   369                 705
    Deferred interest               387                 123
Changes in operating assets and
  liabilities:
    Accounts receivable             553                (833)
    Inventory                      (167)              1,471
    Costs and estimated earnings
     in excess of billings on
     uncompleted contracts          193                  43
    Prepaid expenses, deposits
     and other                      126                 107
    Accounts payable and accrued
     liabilities                 (1,881)             (2,515)
    Billings in excess of costs
     and estimated earnings on
     uncompleted contracts           83                  19
Cash used for operating
  activities                     (1,984)             (3,539)
Cash flow from investing
  activities
Purchases of property, plant
  and equipment                    (299)               (690)
Proceeds from sale of equipment      35                  --
Cash used for investing
  activities                       (264)               (690)
Cash flow from financing
  activities
Short-term borrowings               350               1,121
Repayments of long-term
  borrowings                       (160)             (1,115)
Net receipts of receivable
  from affiliates                    --               3,584
Borrowings on Alpine promissory
  note                            1,538               2,788
Repayments to Alpine                 --              (2,052)
Cash provided by financing
  activities                      1,728               4,326
Net increase (decrease) in
  cash and cash equivalents        (520)                 97
Cash and cash equivalents
  at beginning of period            670                 260
Cash and cash equivalents
  at end of period                 $150                $357



The accompanying notes are an integral part of these condensed consolidated financial statements.







































POLYVISION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
January 31, 1997

(Dollars in thousands, unless otherwise noted)

NOTE 1 - BASIS OF PRESENTATION

PolyVision Corporation, through its wholly-owned subsidiaries, Greensteel, Inc. ("Greensteel"), Posterloid Corporation ("Posterloid") and APV, Inc. ("APV"), collectively the "Company," is engaged in the development, manufacture and sale of information display products. Greensteel is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. Posterloid, which became a wholly-owned subsidiary as a result of the Merger (see below), is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information. In addition, Posterloid, through its Viscon products operation is also involved in full branch merchandising for banks and other financial institutions. APV, which also became a wholly-owned subsidiary of the Company as a result of the Merger is engaged in the research, development, licensing and initial manufacturing and testing of a proprietary technology known as PolyVisionTM, a materials technology with electrochemical and physical characteristics that allow it to address potential applications in a number of display niche markets.

On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired an additional 82 percent of the outstanding common stock of Adience, Inc. ("Adience") to increase its ownership in Adience to approximately 87 percent, resulting in an indirect ownership in IDT of approximately 70 percent. Also on December 21, 1994, IDT entered into a Merger Agreement with Alpine and two of its subsidiaries, APV and Posterloid (together, "IDG"), whereby the Company would merge with IDG (the "Merger") and the Company would be named PolyVision Corporation. Because Alpine controlled both IDG and IDT, the Merger, which was completed on May 24, 1995, resulted in a new reporting entity which is being accounted for as a reorganization of entities under common control. The merged entity adopted IDG's April 30 fiscal year end. The accompanying financial statements give effect to push-down accounting to adjust IDT's accounting basis to fair value related to the December 21, 1994 acquisition of Adience by Alpine. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended January 31, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 1996.

Loss applicable to common stock is computed by dividing net income available to common stock by the weighted average number of shares outstanding.

NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials of $3,084 and $3,206, work in process of $610 and $365, and finished goods of $208 and $164 at January 31, 1997 and April 30, 1996, respectively.

NOTE 3 - CONTRACTS IN PROGRESS

The status of contract costs on uncompleted construction contracts was as follows:

[CAPTION]


                          Costs and     Billings in
                          estimated      excess of
                         earnings in     costs and
                          excess of      estimated
                           billings      earnings     Net

January 31, 1997:
  Costs and estimated
    loss of ($42)            $2,911       $6,814
  Billings                   (2,281)      (7,400)
                             $  630       $ (586)    $   44


April 30, 1996:
  Costs and estimated
    earnings of $1,425       $5,132       $6,551
  Billings                   (4,309)      (7,054)
                             $  823       $ (503)    $  320



Accounts receivable at January 31, 1997 and April 30, 1996 include amounts billed but not yet paid by customers under retainage provisions of $1,396, and $1,754, respectively. Such amounts are generally due within one year.

NOTE 4 - FINANCING ARRANGEMENTS

On April 25, 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. The Agreement provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined (unused and available borrowings were $1,584,000 at January 31, 1997) at the Bank's prime rate plus 1% (9.25% at January 31,
1997) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2% (9.75% at January 31, 1997) beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997. The Agreement terminates August 31, 1997 and provides for renewal at the Bank's sole and absolute discretion.

Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants including maintenance of a minimum tangible net worth and minimum debt service coverage, as defined, and a restriction on dividends to the Company, which requires maintenance of a modified debt service coverage after taking into account any such dividends, and on other transfers of funds to the Company or its other subsidiaries. The Company is a guarantor of the Agreement and has pledged Greensteel's common stock in connection therewith. Greensteel is in violation of the debt service coverage, but has received a waiver from the bank for this provision. The Company is in compliance with all other covenants at January 31, 1997.

On May 24, 1995, the Company entered into an agreement with Alpine pursuant to which the Company may borrow from time to time, until May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its research, development and commercialization activities of APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (13% at January 31, 1997), with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months).

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


NOTE 5 - COMMITMENTS AND CONTINGENCIES

In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including the Company seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. In its original complaint, the Plaintiff seeks $820,000 for alleged damages. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (which might permit treble damages), while preserving the right of the defendants, including the Company to challenge the applicability of such Act. Since an amended complaint has not yet been served, Plaintiff's theories of liability and damages are as yet not completely certain. Moreover, since an answer to the amended complaint, if served, remains to be served, and, as well, discovery has yet to commence, it is premature to render an estimate of the outcome of this litigation.

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

The Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan. Based on administrative precedent, the Company believes that it is likely that the Ohio EPA will agree with the risk assessment reports. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred. At January 31, 1997, environmental accruals amounted to $10,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, Adience and the Company have paid $1,433,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

Under the acquisition agreement pursuant to which the Company acquired the property from Adience in 1990, Adience represented and warranted that, except as otherwise disclosed to the Company, no hazardous material had been stored or disposed of on such property.

No disclosure of storage or disposal of hazardous material on the site was made; accordingly, Adience is required to indemnify the Company for any losses in excess of $250,000. The Company has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by the Company in this matter, and has received assurance from Alpine that Adience will honor such claim. Adience has reimbursed the Company $1,383,000 through January 31, 1997. If Adience is financially unable to honor its remaining obligation, such costs would be borne by the Company.

The Company is involved in other various matters of litigation
incidental to the normal conduct of its business.   In
management's opinion, the disposition of such litigation will not have a material adverse impact on the Company.





















Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three and Nine Months Ended January 31, 1997, Compared With Three and Nine Months Ended January 31, 1996

The following table summarizes, for the periods presented, the respective amounts of
Greensteel, Posterloid and APV (except as to Net sales and Gross profit, of which there were none):

[CAPTION]



                        Three Months         Nine Months
                      Ended January 31,   Ended January 31,
                     1997        1996     1997       1996
             (in thousands, except
                 percentages)

Net sales
  Greensteel       $4,743       $5,939    $20,157   $24,203
  Posterloid        1,229        1,415      4,980     4,214
                    5,972        7,354     25,137    28,417
Gross profit
  Greensteel          997        1,033      4,821     5,597
  Posterloid          164          359      1,625     1,214
                    1,161        1,392      6,446     6,811

Gross margin        19.4%        18.9%      25.6%     24.0%

Research and
 development
  APV                 304          735        929     2,131

Selling, general
 and administrative
 expenses
  Greensteel        1,528        1,452      4,686     4,572
  Posterloid          495          416      1,390     1,209
  APV and Corporate   231          466        560     1,245
                    2,254        2,334      6,636     7,026

Operating income (loss)
  Greensteel         (531)        (419)       135     1,025
  Posterloid         (331)         (57)       235         5
  APV and Corporate  (535)      (1,201)    (1,489)   (3,376)
                  ($1,397)     ($1,677)   ($1,119)  ($2,346)







Nine Months Ended January 31, 1997 and 1996

The Company's net sales for the nine months ended January 31, 1997 decreased 12% to $25,137,000 compared to net sales of $28,417,000 for the nine months ended January 31, 1996. This decline resulted from reduced sales of $4,046,000 at Greensteel. The Company is in the process of converting its distribution channels to sales through dealers and distributors which do not require extended project management and are not subject to construction cost overruns or increased working capital requirements for performance bonds and retainage. As a result of selling through distributors, installation work that was previously done by the Company is now performed by the distributor, resulting in reduced revenues for the Company. In fiscal year '97, the Company has added 19 new distributors covering various portions of the United States. Year to date sales to distributors have increased by 27%. Posterloid increased its net sales by $766,000 representing an 18% improvement in revenues. This increase is due to additional sales to several major restaurant chains.

The Company's gross profit for the nine months ended January 31, 1997 decreased to $6,446,000 from $6,811,000 for the nine months ended January 31, 1996, while gross margin percentage increased to 25.6% from 24.0%. Gross profit decreased at Greensteel from $5,597,000 to $4,821,000 due to the lower revenues. Gross profit margins improved, however, to 24% from 23% due to cost reduction efforts and due to a favorable union contract. Posterloid increased its gross profit by $411,000 as a result of higher revenues and an improvement in margins to 33%. In the third quarter ended January 31, 1997 Posterloid moved its production facilities to a larger plant to support its growth in revenues and also to provide a more productive material flow. The Posterloid moving costs unfavorably impacted gross margins by $181,000.

Selling, general and administrative costs for the nine months ended January 31, 1997 were $6,636,000 compared to $7,026,000 for the prior year. The decrease was due to lower administrative personnel expense and healthcare costs offset by higher bad debt expense and professional fees.

Research and development costs decreased from $2,131,000 last year to $929,000 this year. The Company has determined that the most cost effective method in the event of full scale production of PolyVision products is through third party sub-contractors. In connection with this decision, R & D manufacturing related costs have been reduced.

In September 1996, the Company and General Atomics of San Diego, a leading technology development company, entered into a joint development and licensing agreement to develop and produce PolyVision based electrochromic displays for consumer retail applications. These applications will utilize the unique characteristics of the PolyVision technology to address the demand for low-cost dynamic point of purchase displays. Development continues according to the schedule as outlined in the agreement. In addition, McDonnell Douglas Technologies, Inc. is continuing its R & D activity for both government and commercial applications without any funding from PolyVision. All other licensees are continuing their internal programs to commercialize PolyVision technology. There can be no assurance, however, that commercially viable products will be introduced or that such additional sources of funding will be available on reasonable terms.

The operating loss for the nine months ended January 31, 1997 was reduced to ($1,119,000) compared to a loss of ($2,346,000) for the nine month period ending January 31, 1996.

Interest expense for the nine months ended January 31, 1997 increased to $629,000 from $384,000. This increase reflected higher borrowing levels to support working capital needs and research and development expenditures.

Three Months Ended January 31, 1997 and 1996

The Company's net sales for the three months ended January 31, 1997 decreased 19% to $5,972,000 compared to net sales of $7,354,000 for the three months ended January 31, 1996. Greensteel's sales declined by 20% to $4,743,000. The Company continued its efforts to convert its distribution channels to sales through dealers and distributors which do not require extended project management and have reduced working capital requirements. As a result of selling through distributors, installation work that was previously done by the Company is now performed by the distributor, resulting in reduced revenues for the Company. Distributor sales increased by 60% for the third quarter when compared to last year.

Posterloid's sales decreased by 13% for the third quarter to $1,229,000 versus $1,415,000 for last year. Posterloid's move to a larger facility with better material flow resulted in a deferral of certain customer orders for this quarter.

The Company's gross profit for the three months ended January 31, 1997 decreased to $1,161,000 from $1,392,000 for the three months ended January 31, 1996. Gross margins increased to 19.4% from 18.9% primarily due to lower production costs at Greensteel, mainly due to a favorable union contract. The gross margins at Posterloid were unfavorably impacted by $181,000 of moving expenses.

Selling, general and administrative expenses for the three months ended January 31, 1997 were $2,254,000 compared to $2,334,000 for the corresponding period last year. The decreased costs were due to lower corporate administrative expenses offset by higher bad debt expenses.

Research and development costs for the three months ended January
31, 1997 were $304,000 compared to $735,000 for the third quarter last year. This is due to the Company's decision to reduce the manufacturing related research and development costs.

Interest expense for the third quarter is $232,000 compared to $161,000 for last year. This is due to a higher level of debt in order to fund working capital needs and R & D expenses.

Liquidity and Capital Resources

During the nine months ended January 31, 1997, the principal uses of cash included $1,984,000 to support operating activities and $264,000 for capital expenditures. Approximately $1,881,000 was used to reduce accounts payable and accrued expenses, and $1,647,000 to support operations, this was offset by reductions in accounts receivable of $553,000 and additional depreciation and deferred interest of $756,000. Funds for capital expenditures were used primarily for an air filtration system at the new Posterloid facility. Sources of funds included $350,000 of short term borrowings and $1,538,000 of borrowings from Alpine. During the nine months ended January 31, 1997, Greensteel used $464,000 for its operating activities while Posterloid provided $288,000 from its operating activities.

On April 25, 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. The Agreement provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory (unused and available borrowings were $1,584,000 at January 31, 1997) at the Bank's prime rate plus 1% (9.25% at January 31, 1997) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2% (9.75% at January 31, 1997) beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997.

Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants including maintenance of a minimum net worth, current ratio, debt to net worth and a minimum debt service coverage. Greensteel was not in compliance with the debt service coverage as of January 31, 1997. The bank has provided a waiver for this covenant. All other financial covenants were in compliance. The Agreement terminates August 31, 1997 and provides for renewal at the Bank's discretion. In order to meet working capital and long term financing requirements, it is the intent of the Company to re-negotiate the bank facility beyond August 31, 1997, however, there can be no assurances this will be accomplished.

On May 24, 1995, the Company entered into an agreement with Alpine pursuant to which the Company may borrow from time to time, until May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities of APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (13% at January 31, 1997). The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity. Alpine's obligation to lend such funds to the Company is subject to a number of conditions, including review by Alpine of the proposed use of such funds by the Company.

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



                                   POLYVISION CORPORATION



Date:  March 14, 1996              By:/s/Lawrence W. Hay
                                      Lawrence W. Hay
                                   Vice President-Finance and
                                   Secretary
                                   (as both a duly authorized
                                   officer of the registrant and
                                   the principal financial officer
                                   or chief accounting officer of
                                   the registrant)