Form 10-K
period 1997-04-30
POLYVISION CORP
filed 1997-07-29
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

       For the fiscal year ended                     Commission file number
            April 30, 1997                                   1-10555

                             POLYVISION CORPORATION

              New York                                      13-3482597
  -------------------------------                       -------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

         29 Laing Avenue
       Dixonville, Pennsylvania                                15734
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (412) 254-4321

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

                                 Yes |X| No |_|

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 23, 1997:
                                   $3,898,572

           The number of shares outstanding of the registrant's class of common stock as of July 23, 1997:
                                8,540,762 shares

                               Page 1 of 31 Pages
                        Exhibit Index Appears on Page 28

                             POLYVISION CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997

                                TABLE OF CONTENTS

                                     PART I                                 Page
                                                                            ----

Item 1. Business............................................................  3
Item 2. Properties..........................................................  8
Item 3. Legal Proceedings...................................................  9
Item 4. Submission of Matters to a Vote of Security Holders................. 10

                                     PART II

Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters............................................... 11
Item 6. Selected Financial Data............................................. 12
Item 7. Management's Discussion and Analysis of Financial Condition
          and Results of Operation.......................................... 13
Item 8. Financial Statements and Supplementary Data......................... 18
Item 9. Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.......................................... 18

                                    PART III

Item 10. Directors and Executive Officers of the Registrant................. 18
Item 11. Executive Compensation............................................. 21
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 25
Item 13. Certain Relationships and Related Transactions..................... 26

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 28

ITEM 1. BUSINESS

General

      PolyVision Corporation, through its three wholly-owned subsidiaries:
Greensteel, Inc., Posterloid Corporation, and APV, Inc. (collectively the "Company"), is engaged in the development, manufacture and sale of information display products. The operations of APV, Inc. have been discontinued effective April 30, 1997 as described below.

      Greensteel, Inc. is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and markerboards), custom cabinets, and work station and conference center casework primarily for schools and offices. Posterloid Corporation is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information. APV, Inc. was engaged in the research, development, licensing and testing of a proprietary technology known as PolyVision(TM), a materials technology with electrochemical and physical characteristics that allow it to address applications in a number of display product markets.

Recent Developments

   APV - Research and Development

      In April, 1997, the Company decided to discontinue its research and development efforts and market the PolyVision technology (through either a sale of the technology or through) third-party licensing agreements. This decision will allow the Company to better utilize its financial resources and resulted in a fourth quarter charge of approximately $650,000, which includes severance pay and benefits and the write-down of assets to net realizable value. As part of the APV shutdown, management is currently negotiating to terminate an outstanding royalty agreement. See Note 11 for further information.

   Posterloid - New Facility

      In order to facilitate better material flow and to provide for future growth, in January 1997, Posterloid completed a move to a larger facility providing for a more streamlined work flow. The Company paid $181,000 for moving expenses in fiscal year 1997, $114,000 of which had been accrued last year. Also capital expenditures of $160,000 were completed, which included leasehold improvements and an exhaust system in order to comply with the air emission codes of New York City.

   Financing

      On March 31, 1997, the Company and Greensteel signed a letter of intent with the Bank of Boston to extend the previous credit agreement which matures August 31, 1997. This agreement will provide credit facilities totaling $4,800,000. The agreement provides for a maturity of two years from the closing date and a floating interest rate equal to the prime rate plus one to one and a half percent based on performance ratios. Greensteel has provided a first lien to the bank on all tangible and intangible property and the agreement is subject to standard covenants and financial ratios.

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

      On May 24, 1995, APV (a then 98% owned subsidiary of Alpine) and Posterloid (a then wholly-owned subsidiary of Alpine) were merged (the "Merger") with and into two separate wholly-owned subsidiaries of IDT pursuant to an Agreement and Plan of Merger, dated as of December 21, 1994, as amended, among Alpine, IDT, APV and Posterloid (the "Merger Agreement"), with each subsidiary being the surviving corporation and remaining a wholly-owned subsidiary of the Company. APV and Posterloid had comprised Alpine's information display group ("IDG"), a business segment of Alpine. The Merger was completed on May 24, 1995, following the approval and adoption of the Merger Agreement by IDT shareholders at the 1995 Annual Meeting of Shareholders of IDT. Because Alpine controlled both IDG and IDT, the Merger was accounted for as a reorganization of entities under common control and the merged entity adopted IDG's April 30 fiscal year end. IDT has been included in the merged entity's financial statements from the date Alpine acquired control of IDT, which was December 21, 1994.

      On June 14, 1995, Alpine distributed to its stockholders approximately 73% of the outstanding shares of PolyVision Common Stock, which were acquired by it in the Merger (the "Distribution"). At the time of the Distribution, the Company comprised all of Alpine's information display operations and assets. The Distribution, when combined with shares of the Company common stock used as partial consideration in connection with the Adience Acquisition and the purchase of Adience's senior notes, resulted in the ownership by Alpine of approximately 17% of the outstanding shares of Common Stock, and Alpine remains the Company 's largest single shareholder. Alpine also owns 98% of the outstanding preferred stock of the Company. As further described herein, the Company continues to rely upon the financial support of The Alpine Group. The decision to continue its financial support is made on an annual basis by Alpine.

Business Operations

   Greensteel

      Greensteel manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and markerboards), custom cabinets, and work station and conference center casework. Greensteel combines its own direct marketing network with that of its dealers and distributors this enables it to market its products to schools, health care facilities, offices and other institutions throughout the country. Greensteel's products are marketed under the trade name "Greensteel."

      Greensteel has achieved its current position in the specialized markets it serves due largely to its integrated approach to customer needs. In many cases, Greensteel performs a full range of services, including the custom design, production, installation and maintenance of its products. Greensteel believes that this integrated approach, which many of its competitors do not provide, enhances its responsiveness to customer needs. This approach, which allows the customer to obtain a full line of products and services from a single source, better enables Greensteel to establish an ongoing relationship with its customers and to provide for their future requirements. Competition in Greensteel's markets is based largely on price, product quality, customer service and reliability.

      Most of Greensteel's products are sold in connection with new facility construction or renovation. Such products are generally sold as part of a bid process conducted through architects and general contractors working with

Greensteel's sales staff and that of its dealers, and are custom-made to specifications. Successful marketing of these products is dependent upon the maintenance of strong relationships with architects and general contractors, particularly in the education and health care construction fields. Greensteel has been advised by its customers that its products have achieved general recognition as quality products.

      Products

      Greensteel manufactures custom-made systems incorporating chalkboards, markerboards, tackboards and bulletin boards. Greensteel manufactures porcelain enameled chalkboards and markerboards which are sold in new construction or as replacements for traditional slate or glass blackboards. Porcelain products are manufactured at Greensteel's Alliance, Ohio plant, where porcelain is fused to sheet steel in electric furnaces. The porcelain-enameled product is then shipped to one of three other Greensteel production facilities for fabrication into chalkboards.

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

      Greensteel's chalkboards, tackboards, markerboards and cabinetry are typically sold together as a package to finish wall surfaces in school rooms and offices. These products are generally manufactured at one or more of Greensteel's four production and fabrication facilities and are generally sold together as part of a package to end-users through a sales force operating out of Greensteel's regional sales offices and through independent distributors. Greensteel's writing surface products are generally priced from $100 to $900 per unit, depending on the surface's core material, dimension, gauge and trim, and whether the products are being sold through its own sales staff or through independent distributors.

      In addition to chalkboards, Greensteel manufactures dry-marker boards, which are high-gloss porcelain-enameled boards on which the user writes with a dry erase felt-tip marker. Greensteel also manufactures a variety of other information display surfaces for educational and institutional facilities, such as tackboards.

      Greensteel also manufactures and installs wood and plastic laminate cabinetry for schools, hospitals, laboratories and industry. In addition, Greensteel manufactures and installs indoor and outdoor display and bulletin board cases.

      Sales and Markets

      Most of Greensteel's products are sold by a bid process conducted through architects and general contractors working with Greensteel's sales staff. Warranties made by Greensteel with respect to its products and services are consistent with industry standards, except for a 50 year warranty on the writing surface of its porcelain chalkboards, which is in excess of industry standards. Greensteel markets its products through a direct sales staff of six persons, most of whom work on a commission basis, and maintains four sales offices. Greensteel is in the process of converting over its distribution channels to sales predominantly through dealers and distributors which do not require extended project management and are not subject to construction cost overruns or increased working capital requirements for performance bonds and retainage. As a result of selling through distributors, installation work that was previously done by Greensteel is now performed by the distributors, resulting in reduced revenues for Greensteel. During the year ended April 30, 1997, the Company added 19 new distributors covering various geographical areas of the United States and as of July 23, 1997 has a total of 67 distributors. Total distributor sales increased by 27% in the year ended April 30, 1997 compared to the prior year. Distributor sales comprised approximately 44% and 31% of sales for 1997 and 1996, respectively.

      Sales to educational institutions and facilities accounts for a majority of Greensteel's revenues. Most of Greensteel's business is concentrated in the eastern half of the United States.

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

      Competition

      Greensteel competes with a variety of companies which manufacture or distribute chalkboards, markerboards, tackboards and institutional cabinetry. Greensteel is one of only three manufacturers in the United States of porcelain-enameled steel facings, along with Claridge Products and Equipment Inc. and Alliance International Group (which are privately-owned companies). Claridge Products and Equipment Inc. sells its products through a network of independent distributors and Alliance International Group sells the porcelain facings only to laminators for further fabrication. Greensteel has attained its competitive position primarily as a result of design quality and reliability, both with respect to its products and installation.

      Seasonality

      Greensteel's business is seasonal and much of its revenues and most of its operating profits occur in the third quarter of the calendar year. This occurs primarily as a result of increased business activity in the summer months when schools are closed and construction activity increases. Greensteel typically incurs a loss in the winter months.

      Backlog

      At April 30, 1997, Greensteel's contract backlog was approximately $11,873,000, as compared with approximately $11,310,000 at April 30, 1996. Management expects that all of the backlog will be filled in its next fiscal year. Revenues from sales of specific products are recorded when title transfers, which is typically upon shipment. Revenues from construction of custom installations under contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. See Note 2, "Revenue Recognition" to the Notes to Consolidated Financial Statements included herein.

      Employees

      As of July 23, 1997 Greensteel employed approximately 240 people. Approximately 106 employees at Greensteel's Dixonville, Pennsylvania plant are members of the Carpenters Union, with the current labor contract expiring in February, 1999. Of Greensteel's remaining employees, approximately 18 persons are union members not covered by collective bargaining agreements.

      Greensteel considers relations with its employees to be good.

      Patents and Trademarks

      Greensteel holds a number of patents and trademarks covering various products and processes relating to its business. Greensteel believes that its "Greensteel" trademark is important as the name "Greensteel" is highly recognized by customers, general contractors and architects in the education and institutional markets as providers of quality products used in construction projects. Greensteel periodically monitors for infringing uses of this mark and has never encountered any such infringement. Management of Greensteel believes that such infringement is unlikely. None of Greensteel's patents or other trademarks are considered to be material to Greensteel's ongoing business.

      Insurance

      Greensteel maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which Greensteel is engaged. Greensteel believes that the amount and form of its insurance coverage is adequate at the present time.

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

      The Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan. Based on administrative precedent, the Company believes that it is likely that the Ohio EPA will agree with the risk assessment reports. The Company is currently waiting for a determination from the Ohio EPA as to whether the submitted reports are approved. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not be incurred. At April 30, 1997, environmental accruals amounted to $26,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, the Company and Adience have together paid $1,449,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

      Under the acquisition agreement pursuant to which the Company acquired the Alliance facility from Adience, Adience represented and warranted that, except as otherwise disclosed to the Company, no hazardous material has been stored or disposed of on the property and agreed to indemnify the Company for any losses in excess of $250,000. The Company has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by the Company in this matter, and has received assurance that Adience will honor such claim. Adience has reimbursed the Company $1,373,000 through June 30, 1997.

   Posterloid

      Posterloid is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic display signage used primarily by banks to display interest rates, currency exchange rates and other information. Posterloid's displays are custom manufactured in arrays of screen printed plastic strips for ceiling hanging or for window or counter displays. During the fiscal year ended April 30, 1997, Posterloid had approximately 2,000 customers. Posterloid's marketing activities are conducted through both a direct sales force and sales representatives. Raw materials used in Posterloid's operations are widely available but are purchased from a limited number of sources in order to obtain favorable prices and terms. Posterloid competes with three other significant national menuboard manufacturers and a large number of local manufacturers. Menuboard products compete on the basis of design capability, price, quality and ability to meet delivery requirements. Posterloid had 60 employees as of April 30, 1997 and considers its employee relations to be good.

   APV

      APV was engaged in the research, development, licensing and testing of a proprietory technology known as PolyVision(TM) with potential commercial applications in a range of industrial and consumer products. In April, 1997, the Company made the decision to discontinue any further research and development efforts and market this technology through third-party licensing agreements. This resulted in a fourth quarter restructuring charge of $650,000.

ITEM 2. PROPERTIES

      Greensteel owns three of its facilities. Real estate owned by Greensteel is subject to mortgages. Greensteel believes that all of its facilities are well-maintained, in good condition and adequate for its present business. Greensteel's production facilities are currently utilized to the extent of one production shift per day and are scheduled for additional shifts as demand requires during the busy seasonal period. At such levels of utilization, Greensteel's production facilities have sufficient capacity to meet the current demand for Greensteel's products.

      Certain information concerning the principal facilities of Greensteel is set forth below:

                                                        Approximate
                                           Owned or      Floor Area     Lease
Location                                    Leased      (Square Feet) Expiration
--------                                    ------      ------------  ----------
Dixonville, Pennsylvania ..............      Owned        199,226        --
Landis, North Carolina ................      Owned         46,800        --
Alliance, Ohio ........................      Owned         28,032        --
Corona, California ....................      Leased        26,000        1997
Fraser, Michigan ......................      Leased         4,500        1997

The only facility used by Posterloid, which is leased, is as follows:

                                                        Approximate
                                           Owned or      Floor Area     Lease
Location                                    Leased      (Square Feet) Expiration
--------                                    ------      ------------  ----------
Long Island City, New York                   Leased        54,000        2001

The manufacturing facility and administrative office of Posterloid is located in Long Island City, New York.

ITEM 3. LEGAL PROCEEDINGS

      In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including the Company seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including the Company to challenge the applicability of the NJCFA. The amended complaint was served during April, 1997 and Plaintiff currently seeks $1,405,000 in damages as well as treble damages under the NJCFA. The Company has served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third party claims against an adhesives supplier whose product was utilized by the Company in fabricating the subject panels. As of the date hereof, discovery has yet to commence and it is premature to render an estimate of the outcome of this litigation.

      For a description of certain environmental matters, see "Business -- Greensteel; Environmental Matters."

      Neither APV nor Posterloid is involved in any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On March 25, 1997, the Company held its Annual Meeting of Shareholders (the "Meeting").

      (b)   Not applicable.


      (c)   At the Meeting, the following matters were voted upon:

            (i) Election of three Class I Directors to the Board of Directors, each to hold office until the 1998 Annual meeting and until his successor is elected and qualified.

      The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                                 Withhold
   Name                        For               Authority      Broker Non-Votes
   ----                        ---               ---------      ----------------
Ivan Berkowitz              6,844,461             333,605              0
Stephen C. Knup             6,844,125             333,941              0
Bragi F. Schut              6,844.467             333,599              0

            (ii) The Reincorporation of the Company in Delaware.

      With respect to the foregoing matter, 3,976,867 shares voted in favor, 310,871 shares against and 18,184 shares abstained. There were no broker non-votes. This proposal was not approved by the requisite number of shareholders.

            (iii) Ratification of the adoption of the 1995 Directors Stock Option Plan of the Company.

      With respect to the foregoing matter, 3,603,130 shares voted in favor, 588,471 shares against and 132,328 shares abstained. There were no broker non-votes.

            (iv) Ratification of the adoption of the 1995 Directors Stock Grant Plan of the Company.

      With respect to the foregoing matter, 3,810,195 shares voted in favor, 744,021 shares against and 140,625 shares abstained. There were no broker non-votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the American Stock Exchange ("AMEX") under the symbol PLI. As of April 30, 1997, there were approximately 2,398 holders of record of the Company's Common Stock.

      The following table sets forth, for the fiscal periods shown (PolyVision Corporation changed its fiscal year to April 30 from December 31 in connection with the Merger), the high and low sales prices for PolyVision Common Stock as reported on the AMEX. The amounts set forth below through the May 24, 1995 date of the Merger have not been adjusted to reflect the 1-for-15 Reverse Stock Split.

                                                            High           Low
                                                            ----           ---
Calendar 1995
    First Quarter ...................................    $  11/16       $   1/2
    Second Quarter ..................................         3/4           1/2
    Third Quarter ...................................         7/8           3/8
    Fourth Quarter ..................................       13/16           1/2

Calendar 1996
    First Quarter ...................................    $  11/16       $   1/2
    Second Quarter (through May 24, 1995) ...........       11/16           1/2

 Fiscal 1996
    First Quarter (from May 25, 1995) ...............    $  7-1/2       $3-1/16
    Second Quarter ..................................     3-15/16         2-1/4
    Third Quarter ...................................      2-9/16         1-3/4
    Fourth Quarter ..................................       2-5/8         1-7/8

Fiscal 1997
    First Quarter ...................................    $  2-1/4       $   5/8
    Second Quarter ..................................       1-1/8           5/8
    Third Quarter ...................................       15/16         11/16
    Fourth Quarter ..................................         3/4           1/4

 Fiscal 1998
    First Quarter (through July 15, 1997) ...........    $    3/4       $   1/4

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

                                                 Fiscal Year Ended April 30,
                                 ---------------------------------------------------------
                                    1997        1996        1995(1)      1994        1993
                                    ----        ----        -------      ----        ----
                                 (in thousands, except per share data)      (unaudited)
Net sales from operations .....  $  32,233   $  35,627    $  13,572    $  5,108    $ 4,211
                                 =========   =========    =========    ========    =======
(Loss) from operations(3) .....  $  (4,289)  $  (5,245)   $  (5,644)   $(25,692)   $(8,564)
                                 =========   =========    =========    ========    =======
Net (loss) ....................  $  (5,109)  $  (5,769)   $  (5,728)   $(25,732)   $(9,638)
                                 =========   =========    =========    ========    =======
Preferred stock dividends .....  $  (2,059)  $  (2,040)   $    (448)   $   (448)   $  (358)
                                 =========   =========    =========    ========    =======
 (Loss) applicable to
   common stock ...............  $  (7,168)  $  (7,809)   $  (6,176)   $(26,180)   $(9,996)
                                 =========   =========    =========    ========    =======
Loss per share(2) .............  $   (0.84)  $   (0.94)   $   (0.67)   $  (2.56)   $ (1.14)
                                 =========   =========    =========    ========    =======
Total assets ..................  $  16,901   $  18,983    $  22,153    $  8,187    $ 9,496
                                 =========   =========    =========    ========    =======
Long-term obligations .........  $   7,400   $   5,285    $   1,865    $  4,927    $ 9,430
                                 =========   =========    =========    ========    =======
Preferred stock ...............  $  25,731   $  25,731    $  25,502    $  6,933    $ 5,485
                                 =========   =========    =========    ========    =======
 Total stockholders' equity
   (deficit) ..................  $  (2,990)  $   4,084    $  11,090    $  1,472    $(1,350)
                                 =========   =========    =========    ========    =======

----------

(1) Includes the results of the Greensteel Division of the Company for the four months ended April 30, 1995. See Note 3 to Notes to Consolidated Financial Statements for pro forma financial information.

(2) Restated for all periods to reflect the 1-for-15 reverse stock split effected in May 1995.

(3) Includes a $650,000 restructuring charge for the discontinuance of the APV operations. See also Note 11 regarding certain royalties payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

      The following table summarizes, for the periods presented, the respective amounts of Greensteel, APV and Posterloid:

                                                  Fiscal Year Ended April 30,
                                              ----------------------------------
                                                1997        1996         1995
                                                ----        ----         ----
                                              (in thousands, except percentages)
Net sales
   Posterloid ..............................  $  6,081    $  5,557    $  4,918
   Greensteel ..............................    26,152      30,070       8,654
                                              --------    --------    --------
                                                32,233      35,627      13,572
Gross Profit
   Posterloid ..............................     1,738       1,635       1,484
   Greensteel ..............................     5,740       6,129       1,453
                                              --------    --------    --------
                                                 7,478       7,764       2,937

Gross Margin ...............................      23.2%       21.8%       21.6%

Selling, general and administrative expenses
   Posterloid ..............................     1,668       1,766       1,514
   Greensteel ..............................     6,967       6,356       2,364
   APV and Corporate .......................     1,179       1,856       1,334
                                              --------    --------    --------
                                                 9,814       9,978       5,212
Research and development
   APV .....................................     1,158       2,886       3,224
Restructuring Expense
   APV .....................................       650        --          --
Amortization of goodwill
   Posterloid ..............................       145         145         145
Operating income (loss)
   Posterloid ..............................       (75)       (276)       (175)
   Greensteel ..............................    (1,227)       (227)       (911)
   APV and Corporate .......................    (2,987)     (4,742)     (4,558)
                                              --------    --------    --------
                                                (4,289)     (5,245)     (5,664)

Net interest expense .......................       910         516          64
Other (income) expense .....................        90           8          20

      Fiscal Year Ended April 30, 1997 Compared with Fiscal Year Ended April 30, 1996

      The Company's net sales for the fiscal year ended April 30, 1997 decreased 10% to $32,233,000 compared to net sales of $35,627,000 for the fiscal year ended April 30, 1996. This decline resulted from reduced sales of $3,918,000 at Greensteel. In fiscal 1997, Greensteel has been in the process of converting its distribution channels to sales through dealers and distributors which do not require extended project management and are not subject to construction cost overruns or increased working capital requirements for performance bonds and retainage. As a result of selling through distributors, installation work that was previously done by the Company is now performed by the distributor, resulting in reduced revenues. During fiscal 1997 the Company added 19 new distributors covering various geographic areas of the United States. Distributor sales for fiscal 1997 increased by 27% compared to fiscal 1996. Net sales for Posterloid increased by $524,000 or 9% in fiscal 1997. These additional sales are due to a significant increase in volume with a fast food restaurant chain.

      The Company's gross profit for fiscal 1997 decreased to $7,478,000 from $7,764,000 for fiscal 1996. Gross profit decreased at Greensteel from $6,129,000 to $5,740,000 due to lower revenues. Gross profit margins improved, however, to 22.0% from 20.4% due to higher margins on dealer sales and lower benefits costs due to a more favorable union contract. Posterloid increased its gross profit by $103,000 due to higher revenues, however the gross margin decreased from 29.4% in fiscal 1996 to 28.6% in fiscal 1997 due to increased costs.

      Selling, general and administrative costs for fiscal 1997 were $9,814,000 compared to $9,978,000 for the prior year. The decrease was due to lower administrative personnel expense and related items offset by higher bad debt expense.

      Interest expense increased by $394,000 for fiscal 1997 due to a higher level of debt in order to fund working capital needs and research and development expenses.

      Research and development costs related to the PolyVision(TM) technology decreased by $1,728,000 for fiscal 1997. In April, 1997 the Company made the decision to discontinue its research and development efforts and market the PolyVision(TM) technology through licensing agreements. This decision will allow the Company to better utilize its financial resources and resulted in a charge of $650,000 for restructuring expenses. This includes the estimated costs of severance pay and benefits and the write-down of assets to net realizable value.

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

           Gross profit in fiscal 1996 increased on a comparative basis by $4,827,000, while the gross margin percentage increased slightly to approximately 21.8% in fiscal 1996 from 21.6% in fiscal 1995. The increase in the gross profit as well as the increase in the gross margin percentage were primarily attributable to Greensteel's operations. Greensteel's gross margin increased to 20.4% for fiscal 1996 from 16.8% for the four months ended April 30, 1995, primarily due to comparing full year results with a four month period of historically lower production volumes and related margins. Greensteel's fiscal 1996 gross margin was negatively affected by a non-cash charge of approximately $700,000 relating to a new three year union agreement at its Dixonville, Pennsylvania location. In connection with the new union agreement the Company anticipates cost savings in each of the next three years. Posterloid's comparative 1996 gross profit increased by approximately $151,000 while gross margin declined to 29.4% from 30.2%. Posterloid's comparative decline in gross margin was primarily attributable to costs associated with the move of the Viscon product line to Connecticut.

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

Liquidity and Capital Resources

      During fiscal 1997, the principal use of cash was $3,157,000 to support operating activities. Approximately $689,000 was used to reduce accounts payable and accrued expenses. Sources of funds included a $1,007,000 reduction in accounts receivable and a $399,000 reduction in inventories. The Company spent $400,000 on capital expenditures in fiscal 1997. They were used primarily for an air filtration system at the new Posterloid facility and to develop and install a new computer system at Greensteel. Also sources of funds include $1,046,000 in working capital from the Bank of Boston and $2,476,000 from Alpine. During fiscal 1997 $220,000 of the term loan with the Bank of Boston was repaid.

      In April, 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. The Agreement provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory (unused borrowings were $1,036,000 at April 30, 1997) at the Bank's prime rate plus 1% (9.50% at April 30, 1997) and $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2% (10.00% at April 30, 1997) beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997.

      Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants including maintenance of a minimum net worth, current ratio, debt to net worth and a minimum debt service coverage. Greensteel was not in compliance with its financial covenants as of April 30, 1997. The bank has provided a waiver for these covenants for the year ending April 30, 1997 through July 30, 1997. On March 31, 1997, the Company and Greensteel signed a letter of intent with the Bank of Boston to extend the existing credit agreement which matures August 31, 1997. This agreement will provide credit facilities totaling $4,800,000 and will be subject to standard ratios and covenants. The agreement will provide for a maturity of two years from the closing date and a floating interest rate equal to the prime rate plus one to one and a half percent based on performance ratios. As collateral for this extended facility Greensteel will continue the first lien in favor of the bank on all tangible and intangible property.

      On May 24, 1995, the Company entered into an agreement with Alpine pursuant to which the Company may borrow from time to time, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. As of April 30,1997, Alpine has advanced $5,000,000 to the Company under such agreement. On April 30, 1997, pursuant to agreement between Alpine and the Company, Alpine loaned to the Company $811,000 against a promissory note of the Company in like amount. Borrowings under the note are at Alpine's cost of borrowing such funds (8-1/2% at April 30, 1997). The Company's obligations to Alpine are comprised of accrued dividends and indebtedness which total approximately $10,500,000 as of April 30, 1997. In addition, the indebtedness to Alpine increased by approximately $3,000,000 during fiscal 1997. Alpine has agreed to advance further funds to the company through April 30, 1998 as may be necessary for the company to meet its financial committment to third parties incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

Contingencies

      As more fully described in note 11 to the April 30, 1997 financial statements, APV, Inc. received a $750,000 advance from Connecticut Innovations, Inc. in 1992 to finance a portion of APV's product development costs. This advance was to be paid back along with additional amounts from future royalties generated from the sale of the developed products up to a maximum cumulative royalty payment of $3,250,000.

      With the discontinuance of the operations of APV, Inc. as of April 30,1997, the Company is currently in negotiations with Connecticut Innovations to terminate the royalty arrangement. Connecticut Innovations has asserted that the entire royalty of $3,250,000 is due less any royalty payments already made which approximates $300,000. In the opinion of management of the Company, the two parties will negotiate a settlement to the royalty arrangement and the settlement amount will not have a material adverse financial impact on the Company. However, management cannot predict the ultimate outcome of these negotiations.

Recent Accounting Pronouncements

      In March 1995, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that the carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such assets. SFAS No. 121 also addresses the accounting for long-lived assets that are to be disposed of in future periods. The Company adopted the provisions of SFAS No. 121 in fiscal year 1997. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations for the year ended April 30, 1997.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair value of a stock-based compensation arrangement over the periods in which service is rendered. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosure which in effect restates a company's results for comparative periods as if the new method of accounting had been adopted. The Company elected not to adopt the recognition provisions of SFAS No. 123 but instead has complied with the related disclosure requirements. Based on the exercise price of the Company's options, the market value of the Company's stock and the historical operations of the Company, there would not be any effect to net loss and net loss per common share with the adoption of the SFAS No. 123 disclosure requirements.

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company has adopted the provisions of this statement effective January 1, 1997 with no impact on the Company's operating or financial position.

      In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. The Company is required to adopt the new standard for fiscal year ending April 30,1998. Based upon the Company's initial evaluation, adoption is not expected to have a significant impact on the Company's reported earnings per share.

      In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." The disclosure requirements will have to be adopted by the Company for fiscal year ending April 30,1998.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is required to adopt the new standards for fiscal year ending April 30, 1999.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information in interim financial statements. The disclosure requirements would have to be adopted by the Company for fiscal year ending April 30, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      The financial statements and supplementary data of the Company appear on pages F-2 through F-24 of this Form 10-K, are indexed herein under Item 14(a)(1), and are incorporated herein by reference. See also the financial statement schedule appearing herein under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The names and ages of the directors and executive officers of the Company, and their positions with the Company, as of July 23, 1997, are as follows:

Name                               Age     Position
----                               ---     --------

David H. Holt                      43      Chief Executive Officer

Joseph A. Menniti                  60      President and Chief Operating Officer

Lawrence W. Hay                    53      Vice President of Finance

Steven S. Elbaum                   48      Chairman of the Board and Director

Ivan Berkowitz                     51      Director

Stephen C. Knup                    55      Director

Bragi F. Schut                     55      Director

Lyman C. Hamilton                  70      Director

----------

      DAVID H. HOLT became Chief Executive Officer of the Company in April, 1997. From January 1996 to January 1997, he served as Group Vice President of Beloit Corporation, a subsidiary of Harnischfeger Industries, which manufactures and markets machinery and systems for the pulp and paper industry. From 1976 to 1996, Mr. Holt held various financial, marketing and general management positions with Beloit Corporation.

      JOSEPH A. MENNITI was elected President and Chief Operating Officer of the Company in May, 1995. From 1989 to May 1995, Mr. Menniti was the President of DNE Technologies, Inc., a wholly-owned subsidiary of

Alpine which manufactures and markets electronic and communications products and systems for the military, government and commercial sectors. Mr. Menniti held various positions at Grumman Aerospace Corporation prior thereto.

      LAWRENCE W. HAY was appointed Vice President of Finance of the Company effective August 7, 1996. From 1985 to January 1996, Mr. Hay served as Vice President of Finance and Administration of Ceramicus, Inc., a manufacturer of ceramic tile located in East Sparta, Ohio. From February to July 1996, Mr. Hay was an independent business consultant.

      IVAN BERKOWITZ was elected a director of the Company in May, 1995. From May, 1995 until April, 1997 he served as Chief Executive Officer of the Company. From September 1993 to March 1995, he was the Managing General Partner of Steib & Company, a private investment partnership. Since March 1995, Mr. Berkowitz has also been a director of Propierre I, a public French real estate mutual fund, and, since July 1995, a director of Harmony Holdings, Inc., a company engaged in the commercial film production business. From 1978 through December 1994, Mr. Berkowitz was a Managing Director of Chestnut Hill Securities, Inc., a registered broker-dealer in Los Angeles, California.

      STEVEN S. ELBAUM was elected Chairman of the Board and a director of the Company in December, 1994. Mr. Elbaum has been a director of Alpine since 1980 and has served as its Chairman of the Board and Chief Executive Officer since June 1984. Mr. Elbaum has been Chairman of the Board, President and Chief Executive Officer of Superior Telecom since July, 1996. He is also a director of Interim Services, Inc., a provider of value-added staffing and health care services, and HumaScan, Inc., a developer of medical monitoring devices, and also Broadway and Seymour, Inc., a developer and vendor of computer software technologies.

      STEPHEN C. KNUP was elected a director of the Company in May, 1995. Mr. Knup has been the Executive Vice President and Chief Financial Officer of Metallgesellschaft Corp., a raw materials company, from November 1994 to the present. Mr. Knup formerly served as Chief Operating Officer of Frankel & Co., an insurance brokerage company, from May 1994 to November 1994, and as the Senior Vice President and Chief Financial Officer of AMAX Inc., a natural resource and a natural gas producer, from February 1988 to December 1993 and as a consultant to Cyprus Amax Minerals Company, its successor by merger, from January 1994 to March 1994.

      BRAGI F. SCHUT was elected a director of the Company in December, 1994. Mr. Schut has been a director of The Alpine Group, Inc., since 1984 and has been Alpine's Executive Vice President since 1986 and its Secretary since 1990. Mr. Schut is also a Director of Superior Telecom, Inc.

      LYMAN C. HAMILTON, JR. was elected a director of the Company in May, 1995. Mr. Hamilton is currently a private investor and served as President and Chief Executive Officer of APV, Inc. from March 1991 to December 1992. From December 1989 to September 1990, Mr. Hamilton served as Chairman and Chief Executive Officer of Imperial Corporation of America, a public bank holding company (Imperial Corporation of America filed a petition under Chapter 11 of the U.S. Bankruptcy Code on February 28, 1990); and from 1980 to December 1989, he served as Chairman and President of Tamco Enterprises, Inc., a private investment company. Mr. Hamilton currently serves on the Board of Directors of InterDigital Communications Corp., a manufacturer of wireless telephone equipment, Scan-Optics, Inc., a manufacturer of optical character recognition equipment, and a member of the Advisory Boards of Desai Capital Management and UBS Asset Management. Mr. Hamilton served on Alpine's Board of Directors from 1991 to November 1993.

      No family relationship exists among any of the directors or executive officers of the Company. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer of the Company. All executive officers are appointed annually by the Board of Directors.

      Pursuant to the Company's Restated Certificate of Incorporation, the Board is divided into two classes, with staggered two-year terms, and one class of directors is elected at each Annual Meeting of Shareholders. On March 25, 1997, Messrs. Berkowitz, Knup and Schut were re-elected to the Company's Board of Directors as Class I directors to hold office until the 1998 Annual Meeting of Shareholders and until their successors are elected and qualified. Messrs. Elbaum and Hamilton were elected as Class II directors and hold office until the 1999 Annual Meeting of Shareholders and until their successors are elected and qualified. The Company's Board maintains an Audit Committee and a Compensation Committee. As of July 23, 1997, Messrs. Hamilton, Knup and Elbaum serve on the Audit Committee, and Mr. Schut serves on the Compensation Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Based solely upon its review of the copies of reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), received by the Company, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, the Company believes that, during the year ended April 30, 1997, all filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners under Section 16(a) of the Exchange Act were complied with.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation (including cash bonuses) paid or accrued by the Company for its fiscal year ended April 30, 1997 and the two prior fiscal years to its Chief Executive Officer and to the two other executive officers of the Company whose compensation exceeded $100,000 at April 30, 1997.

                           Summary Compensation Table

                                             Annual                         Long-Term
                                          Compensation                    Compensation

                                 ------------------------------  -------------------------------

                                                    Other Annual                    Common Stock
Name and Principal       Fiscal    Salary    Bonus  Compensation  Restricted Stock   Underlying
Position                  Year      ($)       ($)      ($)(5)        Awards (#)      Options (#)
-----------------------   ----     ------    ----   ------------     ---------       -----------
David H. Holt (1)         1997   $ 22,000      --             --            --                --
Chief Executive Officer

Ivan Berkowitz (2)        1997    206,000  35,000             --            --                --
Director                  1996    200,000      --             --        25,000           175,000
                          1995         --      --            --             --                --

Joseph A. Menniti (3)     1997    191,000  30,000             --            --                --
President & Chief         1996    185,000      --     $32,000(4)        15,000            75,000
Operating Officer         1995         --      --            --             --                --

----------

(1) Mr. Holt became the Chief Executive Officer of the Company effective April 24, 1997.
(2) Mr. Berkowitz served as the Chief Executive Officer of the Company until April 24, 1997.
(3) Mr. Menniti was elected the President and Chief Operating Officer of the Company effective May 1, 1995.
(4) This amount was received as a signing bonus under Mr. Menniti's employment agreement. See "Employment Agreements" below.
(5) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

Stock Options

      The following table sets forth information with respect to grants of options ("Options") to purchase Common Stock under the Company's 1994 Stock Option Plan to the Named Executive Officers during the fiscal year ended April 30, 1997.

                Option Grants in Fiscal Year Ended April 30, 1997

                                    % of Total                           Potential Realized
                                     Options                              Value at Assumed
                                    Granted to    Exercise              Annual Rate of Stock
                      Options       Employees      Price    Expiration    Appreciation for
    Name             Granted(1)  In Fiscal Year  ($/sh)(1)     Date         Option Term(2)
    ----             ----------  --------------  ---------     ----         --------------
                                                                           5%          10%
                                                                         ------      -------

Ivan Berkowitz        35,000          16.3%        $1.00    April 2002     $0          $0
Joseph A. Menniti     30,000          13.9%        $1.00     May 2002      $0          $0
David H. Holt        150,000          69.8%        $ .50    March 2000     $0          $0

----------

(1)   All options were granted at or above market value on the date of grant.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon other factors, including the future performance of the Common Stock and overall stock market conditions.

       Aggregated Option Exercises During Fiscal 1997 and Fiscal Year-End
                                 Option Values

      The following table sets forth for the Named Executive Officers information on options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of the Company's Common Stock.

                                             Number of Securities
                     Shares      Value            Underlying             Value of Unexercised
                   Acquired on  Realized    Unexercised Options at       in the Money Options
          Name     Exercise(#)    ($)          April 30, 1997(#)         at April 30, 1997(1)
          ----     -----------  --------    ----------------------       --------------------

                                          Exercisable  Unexercisable  Exercisable  Unexercisable
                                          -----------  -------------  -----------  -------------
Ivan Berkowitz         -0-        -0-        35,000           -0-          $0            $0

Joseph A. Menniti      -0-        -0-        30,000           -0-          $0            $0

David H. Holt          -0-        -0-            -0-     150,000           $0            $0

----------

(1) Represents the difference between the last sale price of the Common Stock on April 30, 1997, and the exercise price of the option multiplied by the applicable number of options.

Directors' Compensation

      In addition to grants made pursuant to the Company's 1995 Directors Stock Option and Stock Grant Plans, non-employee directors receive $500 for each board or committee meeting attended. All expenses in connection with attendance at such meetings are paid by the Company.

Employment Agreements

      In June 1997, Ivan Berkowitz resigned as the Chief Executive Officer of the Company. Mr. Berkowitz received compensation and other benefits under his employment agreement through June 30, 1997, at which time such agreement terminated. Pursuant to the terms of his employment agreement, Mr. Berkowitz received a bonus of $35,000 in respect of fiscal 1996 and a stock grant of 15,000 shares of the Company's Common Stock. Mr. Berkowitz additionally received, as part of his fiscal 1996 bonus, fully-vested, non-qualified stock options to purchase 35,000 shares of the Company's Common Stock at an exercise price of $1.00 over a five-year period.

      At the time of Mr. Berkowitz's resignation, the Company entered into an employment agreement with David H. Holt to serve as the Company's Chief Executive Officer through March 15, 2000. Under his employment agreement, Mr. Holt is entitled to receive an annual base salary of $175,000, subject to annual cost-of-living adjustments, and incentive compensation (payable in either cash or restricted stock) of up to 40% of his annual base salary upon the achievement of targeted corporate objectives, determined by the Company's Board of Directors. Mr. Holt is also entitled to receive incentive stock options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.69, vesting in three equal installments on March 15, 1998, 1999 and 2000. In addition, if Mr. Holt's employment is terminated by the Company for any reason other than for "Cause" (as defined) or by Mr. Holt for "Good Reason" (as defined) such executive is entitled to payment of one times his base salary plus any amount due for incentive compensation. Mr. Holt agreed not to compete with the Company during his term of employment and for two years thereafter.

      Pursuant to an Employment Agreement, dated as of May 1, 1995, between the Company and Joseph A. Menniti, Mr. Menniti has agreed to serve as the President and Chief Operating Officer of the Company until either he or the Company elects to terminate such employment upon prior written notice. Under the terms of the Employment Agreement, Mr. Menniti is entitled to an annual base salary, subject to annual reviews, of $185,000, for services rendered in such position, plus an annual bonus of not less than 30% of such base salary in the event the Company achieves annual targeted performance objectives set by the Company's Board of Directors.

      In addition, pursuant to the Employment Agreement, the Company agreed to grant to Mr. Menniti stock options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $3.82 and vesting in five equal annual installments. The Company also agreed to make restricted stock grants to Mr. Menniti in the amount of 15,000 shares of the Company's Common Stock, to be held by the Company and released at a rate of 3,000 shares per year. In addition, if Mr. Menniti's employment is terminated by the Company for any reason other than for "Cause" (as defined) or by Mr. Menniti, for "Good Reason" (as defined), he is entitled to payment of one times his base salary if his termination occurs on or before May 1, 1999 and one and one-half his salary if his termination occurs thereafter, in each case together with the annual bonus that he would have been entitled to had his employment not been so terminated. Mr. Menniti has agreed not to compete with the Company during his term of employment and for two years thereafter and not to disclose any part of the Company's proprietary technology in perpetuity.

Compensation Committee Interlocks and Insider Participation

      The sole member of the Compensation Committee of the Board of Directors is Bragi F. Schut. No member of the Board of Directors or the Compensation Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

Board Compensation Committee Report on Executive Compensation

      The Compensation Committee (the "Committee") of the Board of Directors of the Company was established in 1990 and did not hold any meetings during the fiscal year ended April 30, 1997. The duties and responsibilities of the Committee include the following:

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

      During the fiscal year ended April 30, 1997, the full Board approved bonuses and granted options to certain of its executive officers and certain employees. In each case, the Board's decision was based upon the principles and procedures outlined above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as to the shares of Common Stock owned as of July 23, 1997, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each director and executive officer of the Company who owns shares of Company Common Stock; and
(iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the table or footnotes following the table, (a) the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, and (b) the business address of each such person is c/o the Company, 4862 36th Street, Long Island City, New York, New York 11101.

                                                                  Percent of
                                        Number of Shares         Common Stock
Name and Address of                       Beneficially           Beneficially
Beneficial Owner                             Owned (1)             Owned (1)
-------------------                       ------------           ------------

The Alpine Group, Inc.                      1,576,345                 18.5%
1790 Broadway
New York, NY 10017

Steven S. Elbaum                              421,610(2)(3)            4.9%
c/o The Alpine Group, Inc.
1790 Broadway
New York, NY 10019

Ivan Berkowitz                                152,931(4)(6)            1.8%

Lyman C. Hamilton, Jr                          45,264(2)(3)              *
69 Byron Drive
Avon, CT 06001

Stephen C. Knup                                19,166(2)(3)              *
c/o MetallGesellschaft Corp.
520 Madison Avenue
New York, NY 10022

Bragi F. Schut                                128,219(2)(3)            1.5%
c/o The Alpine Group, Inc.
1790 Broadway
New York, NY 10019

Joseph A. Menniti                              46,929(5)                 *

All executive officers and                    814,119(2)-(5)           9.5%
directors as a group
(6 persons)

----------
* Percentage ownership is less than 1%.

      (1) Includes, in accordance with Rule 13d-3(d)(1)(i) of the Securities and Exchange Act of 1934, as amended ("Exchange Act"), 8,540,762 shares of Common Stock outstanding as of July 23, 1997, and to the extent set forth in the next sentence only, includes shares issuable upon the exercise of options within 60 days of such date under the Company's stock option plans held by the persons included in the table. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding which are subject to options, warrants, rights or conversion privileges exercisable by that person within 60 days of July 23, 1997, have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

      (2) Pursuant to the Company's 1995 Directors Stock Grant Plan, each of Messrs. Elbaum, Hamilton, Knup and Schut were granted 10,000 shares of Common Stock on October 2, 1995, subject to the approval of such plan by the Company's shareholders at the Annual Meeting. Under the terms of the 1995 Directors Stock Grant Plan, one-third of such shares vested on the date of the 1995 Annual Meeting of Shareholders, one-third of such shares vest on the date of the Annual Meeting and one-third of such shares will vest on the date of the 1997 Annual Meeting of Shareholders, so long as such director remains a director of the Company following the respective dates.

      (3) Pursuant to the Company's 1995 Directors Stock Option Plan, each of Messrs. Elbaum, Hamilton, Knup and Schut were granted stock options to purchase 25,000 shares of Common Stock on October 2, 1995 at an exercise price of $3.86 per share, subject to the approval of such plan by the Company's shareholders at the Annual Meeting. Under the terms of the 1995 Directors Stock Option Plan, one-fourth of such shares were exercisable on the date of the 1995 Annual Meeting of Shareholders, one-fourth of such shares are exercisable on the date of the Annual Meeting and one-fourth of such shares will be exercisable on the date of each of the 1997 and 1998 Annual Meetings of Shareholders, so long as such director remains a director of the Company following the respective dates.

      (4) Includes (i) 20,000 of the 25,000 "restricted" shares of Common Stock granted to Mr. Berkowitz under the terms of his former employment agreement with the Company, and (ii) stock options to purchase 87,500 of the 175,000 shares of Common Stock granted to Mr. Berkowitz under the terms of the Company's 1994 Stock Option Plan at an exercise price of $3.86.

      (5) Includes (i) 6,000 of the 15,000 "restricted" shares of Common Stock granted to Mr. Menniti under the terms of his employment agreement with the Company, with the remaining shares to be earned in equal 3,000 share installments on May 1, 1998, 1999 and 2000, subject to certain conditions in the event of Mr. Menniti's earlier termination of employment, and (ii) stock options to purchase 37,500 of the 75,000 shares of Common Stock granted to Mr. Menniti under the terms of the Company's 1994 Stock Option Plan at an exercise price of $3.86, with the remaining options to be exercisable in equal 18,750 share installments on May 1, 1998 and 1999, subject to certain conditions in the event of Mr. Menniti's earlier termination of employment.

      (6) Includes 35,000 shares received by Mr. Berkowitz pursuant to his employment agreement. These shares are fully vested and have an exercise price of $1.00 per share over a five year period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 24, 1995, the Company entered into an agreement with Alpine, the Company's largest single shareholder, pursuant to which the Company may borrow from time to time, prior to May 24, 1997, up to

$5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with the display technology of APV, Inc., a wholly-owned subsidiary of the Company. Borrowings under the agreement are unsecured and will bear interest at a market rate reflecting Alpine's cost of borrowing such funds (currently approximately 8 1/2%), with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity. Alpine's obligation to lend such funds to the Company is subject to a number of conditions, including review by Alpine of the proposed use of such funds by the Company. As of April 30, 1997 and April 30,1996, $5,000,000 and $3,335,000 was outstanding respectively under such agreement.

      On April 30, 1997, the Company entered into an agreement with Alpine to borrow $811,000 to fund its corporate borrowing requirements. Borrowings under this agreement are at Alpine's cost of borrowing such funds.

      The Company has historically relied upon the support of Alpine to meet its working capital needs and financial commitments. The Company's obligations to Alpine are comprised of accrued dividends and indebtedness which total approximately $10,500,000 as of April 30, 1997. The indebtedness to Alpine increased by approximately $3,000,000 during fiscal 1997. Alpine has provided a legally binding commitment to the Company to provide financial support to meet the Company's financial commitments and not demand payment of the indebtedness and accrued dividends due to Alpine, through the period ending May 1, 1998. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

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

                                                                            Page
                                                                            ----

Report of Independent Accountants .......................................... F-1

Consolidated Balance Sheets as of April 30, 1997 and 1996 .................. F-2

Consolidated Statements of Operations for the Years ended
April 30, 1997, 1996 and 1995 .............................................. F-3

Consolidated Statements of Stockholders' Equity (Deficit) for
the Years ended April 30, 1997, 1996 and 1995 .............................. F-4

Consolidated Statements of Cash Flows for the Years ended
April 30, 1997, 1996 and 1995 .............................................. F-5

Notes to Consolidated Financial Statements ................................. F-7

      (a)(2) Financial Statement Schedules.

      The following schedules of PolyVision Corporation are submitted for the years ended April 30, 1997, 1996 and 1995:

                                                                            Page
                                                                            ----

Schedule I - Condensed Financial Information of Registrant ................. S-1

Schedule II - Valuation and Qualifying Accounts ............................ S-6

      All other schedules are omitted because they are not applicable or are not required, or because required information is included in the financial statements or the notes thereto.

      (a)(3) Exhibits.

Exhibit No.    Document
-----------    --------

      2.1 Agreement and Plan of Merger, dated as of December 21, 1994, as amended, among IDT, The Alpine Group, Inc., Alpine PolyVision, Inc. and Posterloid Corporation.(1)

Exhibit No.    Document
-----------    --------

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

      10.16 Credit Commitment Letter Agreements, dated May 24, 1995, between the Company and The Alpine Group, Inc.(3)

      10.17 Registration Rights Agreement, dated May 24, 1995, between the Company and The Alpine Group, Inc.(3)

      10.18 Form of Indemnification Agreement for Directors of the Company. (3)

      10.19 1996 Union Stock Grant Plan of the Company.(6)

      10.20 1995 Directors Stock Grant Plan of the Company.(7)

      10.21 1995 Directors Stock Option Plan of the Company.(7)

      10.23 Amended and Restated Employment Agreement, dated as of May 1, 1995, between the Company and Joseph A. Menniti.(7)

      10.25 Articles of Agreement, dated February 28, 1996, between Greensteel and The Carpenters' District Council of Western Pennsylvania.(7)

      10.26 Master Credit Agreement, dated as of April 25, 1996, among Bank of Boston Connecticut (the "Bank"), Greensteel and the Company.(7)

      10.27 Security Agreement, dated as of April 25, 1996, between the Bank and Greensteel.(7)

      10.28 Pledge Agreement, dated as of April 25, 1996, between the Bank and Greensteel.(7)

      10.29 Unlimited Continuing Guaranty Agreement, dated as of April 25, 1996, between the Bank and the Company.(7)

      10.30 Stock Pledge Agreement, dated as of April 25, 1996, between the Bank and the Company.(7)

      10.31 Agreement of Transfer, dated as of January 31, 1996, between the Company and Greensteel.(7)

      10.32 Employment Agreement dated as of March 15, 1997 between the Company and David H. Holt.

      22.1  Subsidiaries of the Company.

----------
(1) Incorporated herein by reference from Proxy Statement for the Annual Meeting of Shareholders, dated May 1, 1995.

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

(5) Incorporated herein by reference from Post-Effective Amendment No. 1 to Registration Statement No. 33-22701 NY.

(6) Incorporated herein by reference to Registration Statement on Form S-8 (No. 333-3897), effective May 16, 1996.

(7) Incorporated herein by reference from Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

            (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           POLYVISION CORPORATION


Date:  July 28, 1997                       By: /s/ Lawrence W. Hay
                                              --------------------
                                                   Lawrence W. Hay
                                                   Vice President of Finance

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Steven S. Elbaum             Chairman of the Board         July 28, 1997
-----------------------------    and Director
Steven S. Elbaum


/s/ David H. Holt                Chief Executive Officer       July 28, 1997
-----------------------------
David H. Holt


/s/ Ivan Berkowitz               Director                      July 28, 1997
-----------------------------
Ivan Berkowitz


/s/ Lawrence W. Hay              Vice President of Finance     July 28, 1997
-----------------------------
Lawrence W. Hay


                                 Director
-----------------------------
Lyman C. Hamilton, Jr.


/s/ Stephen C. Knup              Director                      July 28, 1997
-----------------------------
Stephen C. Knup


/s/ Bragi F. Schut               Director                      July 28, 1997
-----------------------------
Bragi F. Schut

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PolyVision Corporation:


We have audited the accompanying consolidated balance sheets of PolyVision Corporation, a New York corporation, and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PolyVision Corporation and subsidiaries as of April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles.

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

                                                   ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania
June 30, 1997

                     POLYVISION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             April 30, 1997 and 1996
                  (amounts in thousands, except share amounts)

ASSETS                                                       1997        1996
                                                           --------   --------

Current Assets:
  Cash                                                     $    415   $    670
  Accounts receivable, net of allowance for
   doubtful accounts of $1,013 and $575                       7,020      8,027
  Inventories                                                 3,336      3,735
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                     690        823
  Prepaid expenses and other current assets                     146        345
                                                           --------   --------
   Total current assets                                      11,607     13,600
Property and equipment, net                                   1,442      1,402
Goodwill, net                                                 3,836      3,981
Other assets                                                     16         --
                                                           --------   --------
        TOTAL ASSETS                                       $ 16,901   $ 18,983
                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                                    $  2,298   $  1,252
  Current maturities of long-term debt                          980        220
  Accounts payable                                            2,361      2,877
  Accrued expenses                                            2,494      2,667
  Accrued dividends                                           4,099      2,040
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                     259        503
                                                           --------   --------
  Total current liabilities                                  12,491      9,559
Long-term debt, less current maturities                          --        980
Indebtedness to The Alpine Group, Inc.                        6,382      3,335
Royalties payable                                               750        750
Excess of net assets over purchase price of acquisition         268        275

Commitments and contingencies

Stockholders' Equity:
 Series A Preferred Stock, $.01 par value, at $25 per
   share liquidation value; authorized 1,500,000 shares,
   issued and outstanding1,029,253 and 1,029,253 shares      25,731     25,731
 Common stock, $.001 par value; authorized 25,000,000
   shares, issued and outstanding 8,540,762 and
     8,530,073 shares                                             9          9
   Capital in excess of par value                            38,618     38,524
   Accumulated deficit                                      (67,348)   (60,180)
                                                           --------   --------
        Total stockholders' equity (deficit)                 (2,990)     4,084
                                                           --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 16,901   $ 18,983
                                                           ========   ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the years ended April 30, 1997, 1996, and 1995
                (amounts in thousands, except per share amounts)

                                               1997         1996         1995
                                               ----         ----         ----
Net sales                                    $ 32,233     $ 35,627     $ 13,572
Cost of goods sold                             24,755       27,863       10,635
                                             --------     --------     --------
        Gross profit                            7,478        7,764        2,937

Selling, general and administrative             9,814        9,978        5,212
Research and development                        1,158        2,886        3,224
Amortization of goodwill                          145          145          145
Restructuring expenses                            650           --           --
                                             --------     --------     --------
        Operating loss                         (4,289)      (5,245)      (5,644)

Interest income                                    --           71          120
Interest expense                                 (910)        (587)        (184)
Other income (expense), net                        90           (8)         (20)
                                             --------     --------     --------
        Loss before income taxes               (5,109)      (5,769)      (5,728)
Income tax expense                                 --           --           --
                                             --------     --------     --------
        Net loss                               (5,109)      (5,769)      (5,728)

Preferred stock dividends                       2,059        2,040          448
                                             --------     --------     --------

Loss applicable to common stock              $ (7,168)    $ (7,809)    $ (6,176)
                                             ========     ========     ========

Loss per share of common stock               $  (0.84)    $  (0.94)    $  (.067)
                                             ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               For the years ended April 30, 1997, 1996, and 1995
                  (Amounts in thousands, except share amounts)

                                                         8% Cumulative          Series A
                                     Common Stock       Preferred Stock      Preferred Stock    Capital In
                                     ------------       ---------------      ---------------  Excess of Par  Accumulated
                                    Shares     Amount   Shares   Amount     Shares    Amount          Value      Deficit    Total
                                    ------     ------   ------   ------     ------    ------          -----      -------    -----

Balance at April 30, 1994         10,241,922   $   10    6,100   $6,933                           $  40,724    $ (46,195)  $  1,472
Dividends on Preferred Stock                                        448                                             (448)
Recaptialization                  (3,005,124)      (3)                    1,020,076  $25,502        (25,499)
Contribution of Capital by                                                                            5,346                   5,346
  The Alpine Group, Inc.
Acquisition of Greensteel          1,064,275        1   (6,100)  (7,381)                             17,380                  10,000
  Net (Loss) for the year ended
  April 30, 1995                                                                                                  (5,728)    (5,728)

                                 -----------   ------   ------   ------   ---------  -------      ---------    ---------   --------
Balance at April 30, 1995          8,301,073        8        0        0   1,020,076   25,502         37,951      (52,371)    11,090
Dividends on Preferred Stock                                                                                      (2,040)    (2,040)
Shares Issued in Connection
  with Union Agreement               229,000        1                                                   486                     487
Issuance of Preferred Stock in
  Lieu of Deferred Interest                                                   9,177      229                                    229
Compensation Expense Related
  to Stock Grants                                                                                        87                      87
Net (Loss) for the year ended
  April 30, 1996                                                                                                  (5,769)    (5,769)

                                 -----------   ------   ------   ------   ---------  -------      ---------    ---------   --------
Balance at April 30, 1996          8,530,073        9        0        0   1,029,253   25,731         38,524      (60,180)     4,084
Dividends on Preferred Stock                                                                                      (2,059)    (2,059)
Compensation Expense Related to
  Stock Grants                                                                                           94                      94
Net (Loss) for the year ended
  April 30, 1997                                                                                                  (5,109)    (5,109)

                                 -----------   ------   ------   ------   ---------  -------      ---------    ---------   --------
Balance  at April 30, 1997         8,530,073   $    9        0   $    0   1,029,253  $25,731      $  38,618    $ (67,348)  $ (2,990)
                                 ===========   ======   ======   ======   =========  =======      =========    =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the years ended April 30, 1997, 1996, and 1995
                             (amounts in thousands)

                                                      1997      1996      1995
                                                      ----      ----      ----

Cash flows from operating activities:
  (Loss) from operations                            $(5,109)  $(5,769)  $(5,728)
  Adjustments to reconcile (loss) from operations
    to net cash (used for) operations:
  Depreciation and amortization                         498     1,156       647
  Compensation expense for stock grants                  94       574        --
  Deferred interest                                     571       229        --
Change in assets and liabilities:
  Accounts receivable                                 1,007       331     1,506
  Inventories                                           399     1,294      (897)
  Other current assets                                  332        31      (260)
  Other assets                                          (16)       --        --
  Accounts payable and accrued expenses                (689)   (1,468)      (98)
  Other                                                (244)      (19)     (149)
                                                    -------   -------   -------

Cash (used for) operating activities                 (3,157)   (3,641)   (4,979)
                                                    -------   -------   -------

Cash flows from investing activities:
  Capital expenditures                                 (435)     (774)     (432)
  Net cash received in aquisition                        --        --       315
  Proceeds from sale equipment                           35        --        --
                                                    -------   -------   -------

Cash (used for) investing activities                   (400)     (774)     (117)
                                                    -------   -------   -------

Cash flows from financing activities:
  Net short-term borrowings (repayments)              1,046      (127)      579
  Long-term borrowings                                   --     1,200        --
  Repayments of long-term borrowings                   (220)   (1,115)      (70)
  Advances from The Alpine Group, Inc.                2,476        --     4,590
  Promissory note borrowings                             --     3,335        --
  Net repayments of receivable from affiliates           --     1,532       234
  Net proceeds from the sale of stock                    --        --        --
                                                    -------   -------   -------

Cash provided by financing activities                 3,302     4,825     5,333
                                                    -------   -------   -------

Net increase (decrease) in cash                        (255)      410       237
Cash at beginning of period                             670       260        23
                                                    -------   -------   -------
Cash at end of period                               $   415   $   670   $   260
                                                    =======   =======   =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended April 30, 1997, 1996 and 1995
                                   (Continued)

                                                 1997       1996        1995
                                                 ----       ----        ----
                                                       (in thousands)
Supplemental disclosures:
  Interest paid                                $   245     $   358     $   196
                                               =======     =======     =======
Non-cash investing and financing activities:
Conversion of The Alpine Group, Inc.
  indebtedness:
  Preferred stock                                          $   229     $ 5,346
                                                           =======     =======
Common stock issued in connection with
  Union Agreement                                          $   487
                                                           =======
Acquisition (net of cash acquired):
  Assets acquired                                                      $17,686
  Liabilities assumed                                                    8,001
                                                                       -------
  Common stock issued                                                  $ 9,685
                                                                       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995

1.    Basis of Presentation and Nature of Business

      PolyVision Corporation (formerly Information Display Technology, Inc. or "IDT") (the "Company"), through its wholly-owned subsidiaries, Greensteel, Inc. ("Greensteel"), APV, Inc. ("APV") and Posterloid Corporation ("Posterloid"), is engaged in the development, manufacture and sale of information display products. Greensteel is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. APV, which became a wholly-owned subsidiary of the Company as a result of the Merger (see below), is engaged in the research, development, licensing and initial manufacturing and testing of a proprietary technology known as PolyVision(TM), with applications in a number of product display markets, including flat-panel displays and variable light transmission. Posterloid, which also became a wholly-owned subsidiary as a result of the Merger, is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information. The operations of APV were discontinued effective April 30, 1997.

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

      Because Alpine controlled both IDG and IDT, the Merger, which was completed on May 24, 1995, resulted in a new reporting entity which was accounted for as a reorganization of entities under common control. The merged entity has adopted IDG's April 30 fiscal year end and, in order to provide timely meaningful information, the accompanying financial statements are presented as if the merger occurred on April 30, 1995. The accompanying financial statements give effect to push-down accounting to adjust IDT's accounting basis to fair value related to the December 21, 1994 acquisition of Adience by Alpine. Accordingly, the accompanying financial statements for the year ended April 30, 1995 consist of the historical financial statements of IDG adjusted to include the results of operations of IDT from the December 21, 1994 acquisition date. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

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

      In connection with the Merger, APV's previously issued financial statements have been retroactively restated to adopt accounting principles required to be used in filings with the Securities and Exchange Commission. Accordingly, in the accompanying consolidated financial statements, Alpine's fiscal 1994 purchase of a minority interest in APV has been reflected on a "push down" basis (see Note 14) pursuant to the provisions of Staff Accounting Bulletins Nos. 54 and 73. In APV's previously issued financial statements, parent

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      company transactions were not pushed down to APV. The effect of this change in accounting principle was to increase APV's capital surplus by $20,645,000 and to record a purchased research and development charge of $20,645,000, thereby increasing APV's previously reported fiscal 1994 net loss by the same amount.

      In April, 1997 the Company made the decision to market its proprietory technology known as PolyVision. Therefore APV will discontinue its research and development efforts and market this technology through licensing agreements. This decision will allow the company to better utilize its financial resources and resulted in a fourth quarter charge of approximately $650,000.

      As further described in Note 7, the Company is dependent on continued financial support from Alpine.

2.    Summary of Significant Accounting Policies

      Cash flow reporting

      The Company considers all highly liquid investments with an original maturity of 3 months or less to be cash equivalents.

      Inventories

      Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

      Revenue recognition

      Greensteel's revenues are from sales of specific products and construction of custom installations under contracts. Revenues from sales of specific products are recorded when title transfers, which is typically when shipment occurs. Revenues from contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. Approximately 57 and 70 percent of Greensteel's revenues, and approximately 65 and 75 percent of the related costs of revenues were from contracts for the years ended April 30, 1997 and April 30, 1996 respectively. Provisions for losses on uncompleted contracts are made if it is determined that a contract will ultimately result in a loss.

      Posterloid recognizes revenues from sales of products when title transfers, which is typically when shipment occurs.

      Warranty claims

      Warranty claims are accounted for on an accrual basis based on historical experience. There have been no significant warranty claims to date.

      Loss per common share

      Loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is anti-dilutive. For the years ended April 30, 1997, 1996 and 1995 the weighted average number of shares used in computing loss per share was 8,534,612, 8,339,200 and 9,240,214, respectively.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

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

      Goodwill

      Goodwill in the accompanying consolidated balance sheets represents the excess of cost over the fair value of net assets acquired related to the previous acquisition of Posterloid and is being amortized on a straight-line basis over forty years. The Company reviews goodwill to assess recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. In performing such reviews the Company estimates the future cash flows expected to result from Posterloid's product line. If the sum of the expected future cash flows (undiscounted and without interest charges) were to be less than the carrying amount, an impairment loss would be recognized. As a result of such reviews no impairment loss has been recognized. Accumulated amortization of goodwill was $1,396,000 and $1,251,000 at April 30, 1997 and 1996, respectively.

      Excess of net assets over purchase price of acquisition

      Negative goodwill in the accompanying 1997 consolidated balance sheet represents the excess of the fair value of net assets acquired over the cost of IDT and is being amortized on a straight-line basis over forty years (see Note 3).

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

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

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

      Fair value of financial instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

            Cash, accounts receivable and payable, accrued obligations and royalties payable - Management believes that the carrying amount approximates fair value because of the short maturity of those instruments.

            Line of credit and long-term debt - Management believes that the carrying amounts are a reasonable estimate of fair value as the debt is frequently repriced based on the prime rate, and there has been no significant change in credit risk since the financing was obtained.

            Indebtedness to Alpine - The indebtedness is held by a related party and is not traded. Management believes that the carrying amount is a reasonable estimate of fair value as there has been no significant change in credit risk since the financing was obtained.

      Recent Accounting Pronouncements

      In March 1995, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that the carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such assets. SFAS No. 121 also addresses the accounting for long-lived assets that are to be disposed of in future periods. The Company adopted the provisions of SFAS No. 121 in fiscal year 1997. The adoption of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations for the year ended April 30, 1997.

      In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair value of a stock-based compensation arrangement over the periods in which service is rendered. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosure which in effect restates a company's results for comparative periods as if the new method of accounting had been adopted. The Company elected not to adopt the recognition provisions of SFAS No. 123 but instead has complied with the related disclosure requirements. Based on the exercise price of the Company's options, the market value of the Company's stock and the historical operations of the Company, there would not be any effect to net loss and net loss per common share with the adoption of the SFAS No. 123 disclosure requirements.

      In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      and servicing of financial assets and extinguishments of liabilities. The Company has adopted the provisions of this statement effective January 1, 1997 with no impact on the Company's operating or financial position.

      In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock. The Company is required to adopt the new standard for fiscal year ending April 30,1998. Based upon the Company's initial evaluation, adoption is not expected to have a significant impact on the Company's reported earnings per share.

      In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." The disclosure requirements will have to be adopted by the Company for fiscal year ending April 30,1998.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is required to adopt the new standards for fiscal year ending April 30, 1999.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information in interim financial statements. The disclosure requirements would have to be adopted by the Company for fiscal year ending April 30, 1999.

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

      Reclassifications

      Certain reclassifications have been made to the 1996 consolidated financial statements in order to present them in a manner consistent with 1997.

3.    Acquisitions

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

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      The unaudited pro forma results of operations which give effect to the IDT acquisition and Merger as if they occurred on May 1, 1994 are presented below. The pro forma amounts reflect purchase accounting adjustments under APB Opinion No. 16 and the elimination of $587,000 of professional fees directly related to the Merger which were included in IDT's historical operating results prior to the acquisition. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of the operations.

                                                           Pro forma (unaudited)
                                                           ---------------------

                                                                  1995
                                                                  ----

                                                              (in thousands)

      Net sales                                                  $ 37,529

      Net loss                                                     (7,779)

      Preferred dividends                                           2,040

      Net loss for common stock                                    (9,819)

      Loss per common share                                      $  (1.06)

4.    Inventories

      The components of inventories are as follows at April 30, 1997 and 1996 (in thousands):

                                                  1997               1996
                                                  ----               ----
      Raw materials                              $2,679             $3,206
      Work in process                               527                365
      Finished goods                                130                164
                                                 ------             ------
                                                 $3,336             $3,735
                                                 ======             ======

5.    Contracts-in-Progress

      The status of contract costs on uncompleted construction contracts was as follows at April 30, 1997 (in thousands):

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

                       Costs and estimated       Billings in excess
                        earnings in excess         of costs and
                            of billings          estimated earnings     Total
                            -----------          ------------------     -----
Costs and estimated          $2,779                    $6,218          $8,997
  earnings of
Billings                      2,089                     6,477           8,566
                             ------                    ------          ------
                             $  690                    $ (259)         $  431
                             ======                    ======          ======

The status of contract costs on uncompleted construction contracts was as follows at April 30, 1996 (in thousands):

                       Costs and estimated       Billings in excess
                        earnings in excess         of costs and
                            of billings          estimated earnings     Total
                            -----------          ------------------     -----
Costs and estimated           $5,132                  $6,551           $11,683
  earnings of
Billings                       4,309                   7,054            11,363
                              ------                  ------           -------
                              $  823                  $ (503)          $   320
                              ======                  ======           =======

Accounts receivable at April 30, 1997 and 1996 included amounts billed but not yet paid by customers under retainage provisions of approximately $1,384,000 and $1,754,000, respectively. Such amounts are generally due within 1 year.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

6.    Property and Equipment

      Property and equipment are as follows at April 30, 1997 and 1996 (in thousands):

                                                         1997            1996
                                                         ----            ----
      Furniture and fixtures                           $   157         $   142
      Machinery and equipment                            2,125           2,080
      Buildings & leasehold improvements                 1,507           1,320
                                                       -------         -------
                                                         3,789           3,542
      Less accumulated depreciation
         and amortization                               (2,347)          2,140
                                                       -------         -------
                                                       $ 1,442         $ 1,402
                                                       =======         =======

      Depreciation and amortization expense for the years ended April 30, 1997, 1996 and 1995 was $498,000, $1,016 and $502, respectively.

7.    Debt

      Debt consists of the following at April 30, 1997 and 1996 (in thousands):

                                                               1997        1996
                                                               ----        ----

      Revolving credit loans (a) & (b)                        $2,298      $1,252
      Term loan (b)                                              980       1,200
      Indebtedness to The Alpine Group, Inc.(c)                6,382       3,335
               Total                                           9,660       5,787
      Less short-term borrowings, current maturities
        and Indebtedness to The Alpine Group, Inc.             9,660       4,807
                                                              ------      ------
               Long term bank debt                            $   --      $  980
                                                              ======      ======

(a) As of April 30, 1995, the Company had a $5,000,000 credit line under a short-term credit facility with Congress Financial Corporation (Congress). The credit facility was collateralized by accounts receivable, inventory and equipment. The interest rate on loans under the credit facility was 2.5% over the prime rate (9% at April 30, 1995) and IDT paid a commitment fee of .5% on the unused portion of the credit facility. As of April 30, 1995, $1,379,000 had been borrowed under this credit facility. In addition, at April 30, 1995, IDT had an outstanding irrevocable standby letter of credit totaling $700,000, which reduced the availability under such credit facility in a like amount. The outstanding borrowings under this financing agreement were repaid in full by Alpine on behalf of the Company on July 21, 1995 and the line of credit agreement was terminated. In addition, Alpine provided Congress with cash collateral of $770,000 to continue the $700,000 letter of credit. Payments by Alpine to Congress on behalf of the Company aggregated approximately $1,517,000 and were comprised of the outstanding borrowings under the credit line of $1,431,000 and $86,000 of accrued interest, fees and expenses (see Note
      14).

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      The Company was also a guarantor of Adience's credit facility with Congress and had pledged its own accounts receivable, inventory and equipment to secure the guarantee. On July 21, 1995, Adience also repaid their outstanding borrowings and terminated their financing agreement. Accordingly, the Company is no longer a guarantor of the Adience credit facility.

(b) On April 25, 1996, Greensteel as borrower and the Company as Guarantor entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. In connection with obtaining such financing, Greensteel repaid $2,453,000 to Alpine on April 30, 1996 pursuant to a $2,500,000 temporary credit facility provided by Alpine (see
      Note 14) The Agreement further provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined (unused and available borrowings were $1,125,000 at April 30, 1997 and $1,611,000 at April 30, 1996) at the Bank's prime rate plus 1% (9.50% at April 30, 1997 and 9.25% at April 30, 1996) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2 (10.0% at April 30, 1997% and 9.75% at April 30, 1996) beginning June 1, 1996 through August 1, 1997 with the remaining unpaid principal amount of $900,000 due on August 31, 1997. The Agreement terminates August 31, 1997 and provides for renewal at the Bank's sole and absolute discretion.

      Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement requires Greensteel's compliance with certain financial covenants. Greensteel was not in compliance with its financial covenants as of April 30, 1997. The bank has provided a waiver for these covenants.

      On March 31, 1997 the Company and Greensteel signed a letter of intent with the Bank of Boston to extend the previous credit agreement which matures August 31, 1997. The agreement will provide credit facilities totaling $4,800,000. The agreement provides for a maturity of two years from the closing date and a floating interest rate equal to the prime rate plus one to one and a half percent based on performance ratios. Greensteel has provided a first lien to the bank on all tangible and intangible property and the agreement is subject to standard covenants and financial ratios.

(c) On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow from time to time, until May 24, 1997, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds, with interest payable semiannually in cash (but added to the outstanding principal amount for the first 18 months). For the year ended April 30, 1996, Alpine agreed with the Company to a modification of terms whereby the Company issued 9,177 shares of the Company's Series A Preferred Stock to Alpine in lieu of the addition of approximately $229,000 of interest to the outstanding principal amount at April 30, 1996 (see Note 14).

      On April 30, 1997, the Company entered into an agreement with Alpine to borrow $811,000 to fund its corporate borrowing requirements including research and development activities associated with APV's PolyVision technology. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8 -1/2% at April 30, 1997). For the year ended April 30, 1997 the Company owed accrued interest to Alpine of $571,000.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      The Company's obligations to Alpine are comprised of accrued dividends and indebtedness which total approximately $10,500,000 as of July 31, 1997. In addition, the indebtedness to Alpine increased by approximately $3,000,000 during fiscal 1997. Alpin has agreed Apline has agreed to advance further funds to the Company through April 30, 1998 as may be necessary for the Company to meet its financial commitment to third parties incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

8.    Accrued Expenses

      Accrued expenses are as follows at April 30, 1997 and 1996 (in thousands):

                                                         1997            1996
                                                         ----            ----
      Accrued wages, salaries and employee
        benefits                                        $  761          $1,064
      Accrued workers' compensation                        507             450
      Other accrued expenses                               576           1,153
      Restructuring expenses                               650             --
                                                        ------          ------
                                                        $2,494          $2,667
                                                        ======          ======

9.    Employee Benefits

      401(k) savings plan

      This plan covers substantially all nonbargaining employees who meet minimum age and service requirements. The Company matches employee contributions of up to 6 percent of compensation at a rate of 50 %. Amounts charged against income totaled approximately $164,000, $179,000, and $95,000 in 1997, 1996 and 1995, respectively.

      Union Agreement

      On February 28, 1996, Greensteel entered into a new three-year labor agreement with the local bargaining unit of the Carpenters Union at its Dixonville, Pennsylvania facility (the "Union"), whose members voted on that date to accept the new labor agreement. The labor agreement provides for a "working partnership" between Greensteel management and the Union whereby bargaining unit members received an aggregate of 229,000 shares of the Company's common stock and will share in 50% of the excess of "targeted gross profit" generated at the Dixonville facility. In exchange for such equity participation and the understanding of the importance of reducing Greensteel's cost structure to the future growth of the business, Union members agreed to an approximate 14% reduction in direct wages and a 6% reduction in benefits. The labor agreement further provided for the termination of the bargaining employees' defined benefit pension plan with any excess funding to be distributed to its participants. The issuance of common stock and the termination of the pension plan resulted in a fourth quarter charge of approximately $700,000 in the year ended April 30, 1996.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      Defined benefit pension plan

      Greensteel maintained a defined benefit pension plan covering substantially all hourly employees. The plan provided pension benefits based on the employee's years of service. Greensteel's funding policy was to make annual contributions to the extent deductible for federal income tax purposes. In connection with the Union agreement noted above, and after required notice to the participants, benefits under the plan were curtailed and ceased to accrue on March 31, 1996. The Company applied for and received approval for termination of the plan from the Pension Benefit Guarantee Corporation and the Internal Revenue Service. As such on March 10, 1997 benefits were paid to each plan participant in the form of a lump sum distribution based on each participant's accrued benefit and the plan was terminated.

      Greensteel's pension plan benefit obligations and assets were valued as of March 31, 1997 and 1996. Net pension cost for the twelve months ended March 31, 1997 and the eleven months ended March 31, 1996 were as follows (in thousands):

                                                                 1997      1996
                                                                 ----      ----
      Service cost - Benefits earned during
        the period                                              $   0     $  51
      Interest cost on projected
        benefit obligations                                        56        35
      Return on plan assets                                       (61)      (54)
      Amortization of net asset existing at date of adoption       --        (8)
      Amortization of actuarial gain                               --        --
      Loss on curtailment                                          --       186
                                                                -----     -----

        Net pension cost                                        $  (5)    $ 210
                                                                =====     =====

      The following table sets forth the funding status of the plan and amounts recognized in the accompanying balance sheets at April 30, 1997 and 1996 as follows (in thousands):

                                                                1997       1996
                                                                ----       ----
      Actual present value of benefit obligations:
         Vested benefits                                       $   0      $(810)
         Nonvested benefit                                         0         --
                                                               -----      -----
      Accumulated benefit obligations                          $   0      $(810)
                                                               =====      =====

      Projected benefit obligations                            $   0      $(810)
      Assets available for benefits -
         Funded assets at fair value                               0        872

         Funded status                                             0         62
      Unrecognized transition amount                              --         --
      Unrecognized net gain                                       --         --
      Excess funding to be distributed                            --        (62)
                                                               -----      -----
      Prepaid pension costs                                    $   0      $   0
                                                               =====      =====

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      Certain union employees of Greensteel are covered by multiemployer defined benefit retirement plans. Expenses relating to these plans amounted to approximately $68,000, $97,000 and $47,000 for the year and four months ended 1997, 1996 and 1995, respectively.

10.   Stock Option and Stock Grant Plans

      On May 24, 1995, the Company adopted a stock option plan under which 6,000,000 shares are reserved for grants to key personnel. During the year ended April 30, 1996, options to purchase an aggregate of 250,000 shares were granted to key employees at an exercise price of $3.86 per share which was above market value at the date of grant.

      During the year ended April 30, 1996, the Board of Directors adopted the 1995 Directors Stock Option Plan and the 1995 Directors Stock Grant Plan. The Company reserved for issuance 300,000 and 200,000 shares of the Company's common stock for the stock option and stock grant plans, respectively. Options to purchase an aggregate of 150,000 shares were granted during fiscal 1996 by the Board of Directors at an exercise price of $3.86 per share which was above market value at the date of grant. In addition, the Board of Directors approved stock grants of an aggregate of 100,000 shares for directors and key employees. The options and grants are generally subject to 3 to 5 year vesting requirements with all unexercised options expiring 10 years after the date of grant. The fiscal 1997 and 1996 charges relating to the current year vesting of these grants was $93,000 and $87,000 respectively.

      During the year ended April 30, 1997, options to purchase 215,000 shares of the Company's common stock were granted pursuant to employment agreements with the Company. 150,000 of these shares vest over a period of three years with an exercise price of $.50 per share, which was above market value at the date of the grant. Also fully vested, non-qualified stock options were issued to purchase 65,000 shares of the Company's common stock over a five year period at an exercise price of $1.00, which was above market value at the date of the grant. No options expired were exercised or canceled during fiscal 1997

11.   Royalties Payable

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

      With the discontinuance of the operations of APV, Inc. as of April 30,1997, the Company is currently in negotiations with Connecticut Innovations to terminate the royalty arrangement as no product was ever developed. Connecticut Innovations has asserted that the royalty of $3,250,000 is due less any royalty

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      payments already made (which approximates $300,000. In the opinion of management of the Company, the two parties will negotiate a settlement to the royalty arrangement and the settlement amount will not have a material adverse financial impact on the Company.

12.   Series A Preferred Stock

      On January 6, 1995, Alpine and the APV minority shareholder exchanged 3,005,124 shares of APV common stock for 1,020,076 shares of APV Series A Preferred Stock. In connection with the Merger, the APV Series A Preferred Stock was exchanged for an equal number of PolyVision Series A Preferred Stock (Series A Preferred).

      The Company is authorized to issue up to 1,500,000 shares of Series A Preferred. The Series A Preferred earns quarterly cash dividends at an annual rate of $2.00 per share and has priority as to dividends over the common stock. In the case of the voluntary or involuntary liquidation or dissolution of the Company, the holders of the Series A Preferred will be entitled to receive a liquidation price of $25.00 per share ($25,731,000 aggregate liquidation value at April 30, 1997 and April 30, 1996) plus any accrued and unpaid dividends. The holders of the Series A Preferred have no voting rights except as required by New York law as noted below.

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

13.   Income Taxes

      The Company recognizes income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. The Company and its subsidiaries will file a consolidated Federal income tax return.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

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

      At April 30, 1997, APV and Posterloid had additional unused Federal net operating loss carryforwards of approximately $11,429,000 and $2,942,000, respectively, that may be used to offset future taxable income. These carryforwards expire in various amounts from fiscal 2009 through 2012. The use of these carryforwards may also be restricted as a result of ownership changes under Section 382 of the Internal Revenue Code and other limitations.

      As of December 31, 1994, IDT, on a separate-company basis, had net operating loss carryforwards for Federal income tax purposes of approximately $1,648,000 which will expire in 2008 and 2009. Under Internal Revenue Code Section 382 and other limitations, the use of the loss carry forwards will be limited as a result of the December 21, 1994, ownership change. Subsequent to December 21, 1994, IDT incurred tax losses resulting in additional federal net operating loss carry forwards of $3,222,000 which expire in various amounts from fiscal 2010 through 2012.

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

      Income taxes have been accounted for in the accompanying consolidated financial statements as if the consolidated entity of APV, Greensteel and Posterloid filed its own consolidated return. The Company did not record any current or deferred income tax expense during the fiscal years ended April 30, 1997, 1996 and 1995 due to losses incurred during such periods and the availability of net operating loss carryforwards.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      The differences between the Company's Federal effective tax rate and the statutory tax rate for the years ended April 30, 1997, 1996 and 1995 arises from the following:

                                                1997          1996        1995
                                                ----          ----        ----

      Federal statutory rate                    (35)%         (35)%       (35)%

      Increase resulting from:
      Goodwill amortization not deductible        1             1           1
      Increase in valuation allowance            34            34          34
                                                ---           ---         ---
                                                  0             0           0

      The tax effect of the primary temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities at April 30, 1997 and 1996 are as follows (in thousands):

                                           1997                    1996
                                   ---------------------   ---------------------
                                    Current    Long-Term    Current    Long-Term
                                     Asset       Asset       Asset       Asset
                                     -----       -----       -----       -----

Bad debt reserve                   $    425    $     --    $    242          --
Inventory related                       242          --         113          --
Accrued commissions
   and payroll costs                    294          --         188          --
Reserve for future losses                --          --          53          --
Fixed assets                             --       1,093          --       1,060
NOL carryforwards                        --      11,654          --       9,974
   Other                                441          --         220         296
Valuation allowance                  (1,402)    (12,747)       (816)    (11,330)
                                   --------    --------    --------    --------
                                   $     --    $     --    $     --    $     --
                                   ========    ========    ========    ========

      A valuation allowance has been recorded for the net deferred assets as a result of uncertainties regarding the realization of the assets, including the lack of profitability to date and the variability of operating results.

14.   Related-Party Transactions

      On May 24, 1995, the company entered into an agreement with Alpine pursuant to which PolyVision may borrow from time to time, prior to May 24, 1997, up to $5,000,000 from Alpine to be used by PolyVision to fund its working capital needs (see Note 7). Alpine further agreed to fund working capital deficiencies on a temporary basis and in an amount not to exceed $2,500,000. As of April 30, 1995, the Company had an outstanding receivable of $3,584,000 from Adience and an APV intercompany account due to Alpine of $2,052,000, resulting in a net receivable from affiliates of $1,532,000. In connection with Alpine's payoff of Greensteel's indebtedness with Congress and APV indebtedness with the Connecticut Development Authority, Greensteel's receivable from Adience and APV's payable to Alpine were offset and the excess of the aggregate of $2,618,000 paid by Alpine on behalf of the Company over the net receivable and payable at July 21, 1995 was advanced pursuant to the foregoing agreements. The net amount of interest income

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      recognized by the Company from Adience for fiscal 1996 was $71,000 through July 21, 1995 and $118,000 for the four months ended April 30, 1995. In addition, Adience performs certain financial and administrative services for the Company for an annual fee of $300,000.

      On April 30, 1997, the Company entered into an agreement with Alpine to borrow $811,000 to fund its corporate borrowing requirements including research and development activities associated with APV's PolyVision technology. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8 -1/2% at April 30, 1997). For the year ended April 30, 1997 the Company owed accrued interest to Alpine of $571,000.

      See also Notes 1, 3, 7, 12 and 15 for certain other related party transactions.

15.   Commitments and Contingencies

      In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including PolyVision seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company. Plaintiff has alleged that such panels were defective in their design and manufacture. In its original complaint, Plaintiff seeks $820,000 for alleged damages. The alleged sales fall into two categories, an original sale in 1987 and two or more sales in 1991 and 1992 of so-called replacement panels. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (which might permit treble damages), while preserving the right of the defendants, including PolyVision to challenge the applicability of such Act. Since an amended complaint has not yet been served, Plaintiff's theories of liability and damages are as yet not completely certain. Moreover, since an answer to the amended complaint, if served, remains to be served, and, as well, discovery has yet to commence, it is premature to render an estimate of the outcome of this litigation.

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

      The Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan. Based on administrative precedent, the Company believes that it is likely that the Ohio EPA will agree with the risk assessment reports. The Company is currently waiting for a determination from the Ohio EPA as to

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      whether the submitted reports are approved. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred. At April 30, 1997, environmental accruals amounted to $26,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, the Company and Adience have together paid $1,449,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

      Under the acquisition agreement pursuant to which the Company acquired the Alliance facility from Adience, Adience represented and warranted that, except as otherwise disclosed to the Company, no hazardous material had been stored or disposed of on such property and agreed to indemnify the Company for any losses in excess of $250,000. The Company has notified Adience that it is claiming the right to indemnification for all costs in excess of $250,000 incurred by the Company in this matter, and has received assurance from Alpine that Adience will honor such claim. Adience has reimbursed the Company $1,373,000 through June 30, 1997. If Adience is financially unable to honor its remaining obligation, such costs would be borne by the Company.

      The Company is involved in other various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of that litigation will not have a material adverse impact on the Company.

16.   Lease Commitments

      The Company and its subsidiaries lease property, plant and equipment under a number of leases extending for varying periods of time. Operating lease rental expense amounted to approximately $569,000, $664,000 and $398,000 for the years ended April 30, 1997, 1996, and 1995, respectively.

      Minimum rental commitments as of April 30, 1996, under non-cancelable leases with terms of more than one year, are as follows:

            Year ending
              April 30,                         Amount
            -----------                         ------
                                             (in thousands)

                1998                             $559
                1999                              477
                2000                              480
                2001                              492
                2002                              418

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

17.   Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Greensteel's concentration of credit risk within the construction industry is somewhat mitigated by the large number of customers comprising Greensteel's customer base. In addition, a majority of Greensteel's revenues are derived from educational institutions in the eastern half of the United States. Most public school projects require performance bonds from general contractors which allow Greensteel to make bond claims or file liens in the event of nonpayment for bonafide contract work performed by Greensteel. Ultimately the taxing authority of municipalities and public school districts provides much of the funding for Greensteel's business. Posterloid's revenues are derived from a large customer base of fast food restaurant chains and outfitters of municipal arenas and theater chains throughout the United States. Retrofits of large chains can result in significant customer concentrations of credit risk to Posterloid from time to time.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             POLYVISION CORPORATION
                            CONDENSED BALANCE SHEETS
                             April 30, 1997 and 1996
                  (amounts in thousands, except share amounts)

                                                                                      1997                    1996
                                                                                      ----                    ----
ASSETS
Current Assets:
 Cash                                                                              $      --              $      --
 Accounts receivable, net of allowance for
    doubtful accounts of $476 in 1995                                                     --                     --
 Receivable from affiliate                                                                --                     --
   Inventories                                                                            --                     --
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                            --                     --
   Prepaid expenses and other current assets                                              --                     --
                                                                                   ---------              ---------
     Total current assets                                                                 --                     --
Property and equipment, net                                                               --                     --
Investment in subsidiaries                                                             7,491                  9,459
                                                                                   ---------              ---------

         TOTAL ASSETS                                                              $   7,491              $   9,459
                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
         Note payable                                                              $      --              $      --
         Accounts payable                                                                 --                     --
   Accrued expenses                                                                       --                     --
   Accrued dividends                                                                   4,099                  2,040
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                            --                     --
                                                                                   ---------              ---------
      Total current liabilities                                                        4,099                  2,040
Indebtedness to The Alpine Group, Inc.                                                 6,382                  3,335
Excess of net assets over purchase price of acquisition                                   --                     --

Commitments and contingencies

Stockholders' Equity:
 Series A Preferred Stock, $.01 par value, at $25 per share
    liquidation value; authorized 1,500,000 shares, issued
    and outstanding 1,029,253 and 1,029,253 shares                                    25,731                 25,731
 Common stock, $.001 par value; authorized 25,000,000
    shares, issued outstanding 8,540,762 and 8,530,073 shares                              9                      9
   Capital in excess of par value                                                     38,618                 38,524
   Accumulated deficit                                                              (67,348)               (60,180)
                                                                                   ---------              ---------
      Total stockholders' equity                                                     (2,990)                  4,084
                                                                                   ---------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   7,491              $   9,459
                                                                                   =========              =========


    The accompanying notes are an integral part of these condensed financial statements.

                             POLYVISION CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                            For the years ended April
                            30, 1997, 1996, and 1995
                             (amounts in thousands,
                            except per share amounts)

                                                 1997         1996        1995
                                                 ----         ----        ----

Net sales                                      $    --     $ 24,203     $ 8,654
Cost of goods sold                                  --       18,606       7,201
                                               -------     --------     -------
      Gross profit                                  --        5,597       1,453
Selling, general and administrative              1,179        6,428       2,364
                                               -------     --------     -------
      Operating (loss)                          (1,179)        (831)       (911)

      Equity in loss of subsidiaries            (3,265)      (4,594)     (4,901)
Interest income                                     --           71         118
Interest expense                                  (665)        (416)        (19)
Other income (expense), net                         --            1         (15)
                                               -------     --------     -------
      Loss before income taxes                  (5,109)      (5,769)     (5,728)

Income tax expense                                  --           --          --
                                               -------     --------     -------
      Net loss                                  (5,109)      (5,769)     (5,728)

Preferred stock dividends                        2,059        2,040         448
                                               -------     --------     -------
Loss applicable to common stock                ($7,168)    ($ 7,809)    ($6,176)
                                               =======     ========     =======

Loss per share of common stock                 ($ 0.84)    ($  0.94)    ($ 0.67)
                                               =======     ========     =======


    The accompanying notes are an integral part of these condensed financial statements.

                             POLYVISION CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                            For the years ended April
                            30, 1997, 1996, and 1995
                             (amounts in thousands,
                            except per share amounts)

                                                          1997      1996      1995
                                                          ----      ----      ----
Cash flows from operating activities:
      (Loss) from operations                            ($5,109)  ($5,769)  ($5,728)
      Adjustments to reconcile (loss) from operations
         to net cash (used for) operations:
      Equity in loss of subsidiaries                      3,359     4,594     4,901
      Depreciation and amortization                          --         6         6
      Deferred interest                                     571       229        --
      Compensation expense for stock grants                  94        87        --
Change in assets and liabilities:
      Accounts receivable                                    --      (352)    1,550
      Inventories                                            --     1,489      (892)
      Other current assets                                   --       273      (307)
      Accounts payable and accrued expenses                  --    (2,514)     (437)
      Other                                                  --        --      (149)
                                                        -------   -------   -------

Cash (used for) operating activities                     (1,085)   (1,957)   (1,056)
                                                        -------   -------   -------

Cash flows from investing activities:
      Capital expenditures                                   --      (525)      (72)
      Net cash received in acquisition                       --        --       315
                                                        -------   -------   -------

Cash provided by (used for) investing activities             --      (525)      243
                                                        -------   -------   -------

Cash flows from financing activities:
       Net short-term borrowings                             --     1,121       579
      Long term borrowings from The Alpine Group, Inc.    3,047     3,335        --
       Net repayments of affiliate receivables               --        76       234
       Additional investment in subsidiaries             (1,962)   (2,050)       --
                                                        -------   -------   -------

Cash provided by financing activities                     1,085     2,482       813
                                                        -------   -------   -------

Net increase (decrease) in cash                              --        --        --
Cash at beginning of period                                  --        --        --
                                                        -------   -------   -------
Cash at end of period                                   $    --   $    --   $    --
                                                        =======   =======   =======


    The accompanying notes are an integral part of these condensed financial statements.

                             POLYVISION CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                            For the years ended April
                            30, 1997, 1996, and 1995
                             (amounts in thousands,
                            except per share amounts)

                                                   Years Ended April 30
                                                  ------------------------
                                                  1997      1996      1995
                                                  ----      ----      ----
                                                            (in thousands)

Supplemental disclosures:
    Interest paid                                $  --     $182    $    19
                                                 =====     ====    =======

Non-cash investing and financing activities:

Conversion of The Alpine Group, Inc.
    indebtedness to Preferred stock              $  --     $ --    $   229
                                                 =====     ====    =======

Common stock issued in connection with
    Union Agreement                              $  --     $ --    $   487
                                                 =====     ====    =======

Acquisition (net of cash acquired):
   Assets acquired                               $  --     $ --    $17,686
   Liabilities assumed                              --       --      8,001
                                                 =====     ====    =======
   Common stock issued                           $  --     $ --    $ 9,685
                                                 =====     ====    =======


    The accompanying notes are an integral part of these condensed financial statements.

                             POLYVISION CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

      On April 25, 1996, the Company and Greensteel entered into a $5,000,000 Master Credit Agreement (the "Agreement") with the Bank of Boston Connecticut. Among other things, the Agreement restricts the ability of the Company to declare dividends or transfer funds from Greensteel to the Company or the Company's other subsidiaries. As Greensteel's restricted net assets of $4,358,000 are in excess of the Company's consolidated equity of ($2,990,000) at April 30, 1997, separate presentation of parent company financial statements is required. Prior to December 21, 1994 the Company consisted only of APV and Posterloid with Greensteel's operations included in the accompanying financial statements since that date. In addition, the former Greensteel division was separately incorporated to facilitate the above financing and has operated as a wholly-owned subsidiary of the Company since February 1, 1996. Accordingly, the accompanying presentation of parent company financial statements includes the net assets of the former Greensteel division at April 30, 1995 and its results of operations for the nine months ended January 31, 1996 and for the four months ended April 30, 1995.

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             POLYVISION CORPORATION
                             (Dollars in thousands)

                                                             Charged to              Balance
                                     Balance at  Charged to    Other               Deduction at
                                     Beginning    Costs and   Accounts-               End of
                                     of Period     Expenses  Describe    Describe    Period
                                     ---------     --------  --------    --------    ------
Year ended April 30, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts       $575       $  757     $319(1)               $1,013
    Inventory obsolescence reserve         270          270                              540
                                          ----       ------                           ------
             Totals                       $845       $1,027     $319                  $1,553
                                          ====       ======     ====                  ======

Environmental Liability                   $ 20                             $    6(3)  $   26
                                          ====                             ======     ======

Year ended April 30, 1996:
  Deducted from asset columns:
    Allowance for doubtful accounts       $521       $  289     $235(1)               $  575
    Inventory obsolescence reserve         400           20      150(2)                  270
                                          ----       ------     ----                  ------
             Totals                       $921       $  309     $385                  $  845
                                          ====       ======     ====                  ======

Environmental Liability                   $179                             $  159(3)  $   20
                                          ====                             ======     ======

Year ended April 30, 1994:
  Deducted from asset columns:
    Allowance for doubtful accounts       $  8       $   75     $462(4)    $   24(1)  $  521
    Inventory obsolescence reserve         150          125      125(4)                  400
                                          ----       ------     ----                  ------
             Totals                       $158       $  200     $587       $   24     $  921
                                          ====       ======     ====       ======     ======

(1)     Uncollectible accounts written off, net of recoveries.

(2)     Disposal of obsolete inventory in connection with plant consolidations.

(3)     Payments made related to the Ohio EPA Consent Order (See Note 17).

(4)     Accounts of Greensteel at the December 21, 1994 acquisition date.