Form 10-K/A
period 1997-04-30
POLYVISION CORP
filed 1997-07-30
CIK 835405

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

       For the fiscal year ended                     Commission file number
            April 30, 1997                                   1-10555

                             POLYVISION CORPORATION
                            -------------------------
                     (Exact name of registrant as specified
                                in its charter)

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 28

ITEM 1. BUSINESS

General

      PolyVision Corporation, through its three wholly-owned subsidiaries:
Greensteel, Inc., Posterloid Corporation and APV, Inc. (collectively, the "Company"), is engaged in the development, manufacture and sale of information display products. The operations of APV, Inc. have been discontinued effective April 30, 1997 as described below.

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

Recent Developments

   APV - Research and Development

      In April 1997, the Company decided to discontinue its research and development efforts and market the PolyVision technology (through either a sale of the technology or through) third-party licensing agreements. This decision will allow the Company to better utilize its financial resources and resulted in a fourth quarter charge of approximately $650,000, which includes severance pay and benefits and the write-down of assets to net realizable value. As part of the APV shutdown, management is currently negotiating to terminate an outstanding royalty agreement. See Note 11 for further information.

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

      In April 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement with the Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. The Agreement provides for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory (unused borrowings were $1,036,000 at April 30, 1997) at the Bank's prime rate plus 1% (9.50% at April 30, 1997) and $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2% (10.00% at April 30, 1997) beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997.

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

      On May 24, 1995, the Company entered into an agreement with Alpine pursuant to which the Company may borrow from time to time, up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. As of April 30,1997, Alpine has advanced $5,000,000 to the Company under such agreement. On April 30, 1997, pursuant to agreement between Alpine and the Company, Alpine loaned to the Company $811,000 against a promissory note of the Company in like amount. Borrowings under the note are at Alpine's cost of borrowing such funds (8-1/2% at April 30, 1997). The Company's obligations to Alpine are comprised of accrued dividends and indebtedness which total approximately $10,500,000 as of April 30, 1997. In addition, the indebtedness to Alpine increased by approximately $3,000,000 during fiscal 1997. Alpine has agreed to advance further funds to the Company through July 31, 1998 as may be necessary for the Company to meet its financial commitments to third parties incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

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

      STEVEN S. ELBAUM was elected Chairman of the Board and a director of the Company in December 1994. Mr. Elbaum has been a director of Alpine since 1980 and has served as its Chairman of the Board and Chief Executive Officer since June 1984. Mr. Elbaum has been Chairman of the Board, President and Chief Executive Officer of Superior Telecom, Inc. since July 1996. He is also a director of Interim Services, Inc., a provider of value-added staffing and health care services, HumaScan, Inc., a developer of medical monitoring devices, and Broadway and Seymour, Inc., a developer and vendor of computer software technologies.

      IVAN BERKOWITZ was elected a director of the Company in May 1995. From
May 1995 until April 1997 he served as Chief Executive Officer of the Company. From September 1993 to March 1995, he was the Managing General Partner of Steib & Company, a private investment partnership. Since March 1995, Mr. Berkowitz has also been a director of Propierre I, a public French real estate mutual fund, and, since July 1995, a director of Harmony Holdings, Inc., a company engaged in the commercial film production business. From 1978 through December 1994, Mr. Berkowitz was a Managing Director of Chestnut Hill Securities, Inc., a registered broker-dealer in Los Angeles, California.

      STEPHEN C. KNUP was elected a director of the Company in May 1995. Mr. Knup has been the Executive Vice President and Chief Financial Officer of Metallgesellschaft Corp., a raw materials company, from November 1994 to the present. Mr. Knup formerly served as Chief Operating Officer of Frankel & Co., an insurance brokerage company, from May 1994 to November 1994, and as the Senior Vice President and Chief Financial Officer of AMAX Inc., a natural resource and a natural gas producer, from February 1988 to December 1993 and as a consultant to Cyprus Amax Minerals Company, its successor by merger, from January 1994 to March 1994.

      BRAGI F. SCHUT was elected a director of the Company in December 1994. Mr. Schut has been a director of Alpine since 1984 and has been Alpine's Executive Vice President since 1986 and its Secretary since 1990. Mr. Schut is also a Director of Superior Telecom, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation (including cash bonuses) paid or accrued by the Company for its fiscal year ended April 30, 1997 and the two prior fiscal years to its Chief Executive Officer and to the two other executive officers of the Company whose compensation exceeded $100,000 at April 30, 1997 (the "Named Executive Officers").

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

                Option Grants in Fiscal Year Ended April 30, 1997

                                    % of Total                           Potential Realized
                                     Options                              Value at Assumed
                                    Granted to    Exercise              Annual Rate of Stock
                      Options       Employees      Price    Expiration    Appreciation for
    Name             Granted(1)  In Fiscal Year  ($/sh)(1)     Date         Option Term(2)
    ----             ----------  --------------  ---------     ----         --------------
                                                                           5%          10%
                                                                         ------      -------

Ivan Berkowitz        35,000          16.3%        $1.00    April 2002     $0          $0
Joseph A. Menniti     30,000          13.9%        $1.00     May 2002      $0          $0
David H. Holt        150,000          69.8%        $ .69    March 2000     $0          $0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as to the shares of Common Stock owned as of July 23, 1997, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each director and executive officer of the Company who owns shares of Company Common Stock; and
(iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the table or footnotes following the table, (a) the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, and (b) the business address of each such person is c/o the Company, 29 Laing Avenue, Dixonville, Pennsylvania 15734.

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

      The Company has historically relied upon the support of Alpine to meet its working capital needs and financial commitments. The Company's obligations to Alpine are comprised of accrued dividends and indebtedness which total approximately $10,500,000 as of April 30, 1997. The indebtedness to Alpine increased by approximately $3,000,000 during fiscal 1997. Alpine has agreed to advance further funds to the Company through July 31, 1998 as may be necessary for the Company to meet its financial commitments to third parties incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

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

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         April 30, 1997, 1996, and 1995
                                  (CONTINUED)

      The Company's obligations to Alpine are comprised of accrued dividends and indebtedness which total approximately $10,500,000 as of July 31, 1997. In addition, the indebtedness to Alpine increased by approximately $3,000,000 during fiscal 1997. Alpine has agreed to advance further funds to the Company through July 31, 1998 as may be necessary for the Company to meet its financial commitments to third parties incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

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