Form 10-Q
period 1997-07-31
POLYVISION CORP
filed 1997-09-12
CIK 835405

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to _____________

    Commission File No.     1-10555

                                POLYVISION CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   New York                         13-3482597
    -----------------------------------      ---------------------
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)

              29 Laing Avenue
           Dixonville, Pennsylvania                   15747
 ------------------------------------------   ---------------------
  (Address of principal executive offices)         (Zip Code)

                                     412-254-4321
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X   No
                                         -----

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of September 14, 1997, was 8,540,762.


                                  Page 1 of 15 Pages

                                POLYVISION CORPORATION
                                      FORM 10-Q

                                        INDEX

                                                                            Page

PART I . FINANCIAL INFORMATION ...............................................3

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
           July 31, 1997 and April 30, 1997...................................3

         Condensed Consolidated Statements of Operations -
           Three Months Ended July 31, 1997 and 1996..........................5

         Condensed Consolidated Statements of Cash Flows -
           Three Months Ended July 31, 1997 and 1996..........................6

         Notes to Condensed Consolidated Financial Statements -
           July 31, 1997......................................................7

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations..................11



PART II. OTHER INFORMATION...................................................14




SIGNATURES...................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                     JULY 31,     APRIL 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                     1997          1997
--------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                         $   378        $   415
  Accounts receivable, less allowance
     (July--$904 and April--$1,103)                   7,883          7,020
  Inventories                                         4,099          3,336
  Costs and estimated earnings in excess
     of billings on uncompleted contracts               960            690
  Prepaid expenses, deposits and other                  257            146
--------------------------------------------------------------------------------
Total current assets                                 13,577         11,607
--------------------------------------------------------------------------------
Property, plant and equipment:
  Furniture and fixtures                                269            157
  Building and leasehold improvements                 1,517          1,507
  Machinery and equipment                             2,170          2,125
--------------------------------------------------------------------------------
                                                      3,956          3,789
  Less allowance for depreciation                    (2,393)        (2,347)
--------------------------------------------------------------------------------
Net property, plant and equipment                     1,563          1,442
Goodwill, less accumulated amortization               3,800          3,836
  (July--$1,432 and April--$1,396)
Other assets                                             26             16
Total assets                                        $18,966        $16,901
--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                      JULY 31,       APRIL 30,
(IN THOUSANDS, EXCEPT SHARE DATA)                      1997           1997
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                             $ 3,080        $ 2,298
  Current maturities of long-term debt                  240            980
  Accounts payable                                    2,992          2,361
  Accrued expenses                                    2,446          2,494
  Accrued dividends                                   4,613          4,099
  Billings in excess of costs and estimated
     earnings on uncompleted contracts                  297            259
--------------------------------------------------------------------------------
Total current liabilities                            13,668         12,491
--------------------------------------------------------------------------------
Long-term debt, less current maturities                 680             --
Royalties payable                                       750            750
Indebtedness to The Alpine Group, Inc.                6,588          6,382
Excess of net assets over purchase price of
  acquisition, less accumulated amortization
  (July--$19_and April--$17)                            266            268
--------------------------------------------------------------------------------
Stockholders' equity:
  Series A Preferred stock, $.01 par value, at $25
   per share liquidation value; authorized
   1,500,000 shares, issued outstanding 1,029,253
   shares                                            25,731         25,731
  Common stock, $.001 par value; authorized
   25,000,000 shares, issued and outstanding
   8,540,762 shares                                       9              9
  Capital in excess of par value                     38,641         38,618
  Accumulated deficit                               (67,367)       (67,348)

--------------------------------------------------------------------------------
Total stockholders' equity                           (2,986)        (2,990)
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $18,966        $16,901
--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                    FOR THE THREE MONTHS ENDED
                                                             JULY 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  1997           1996
--------------------------------------------------------------------------------
Net sales                                        $    8,499     $    9,642
Cost of goods sold                                    5,882          6,784
--------------------------------------------------------------------------------
Gross profit                                          2,617          2,858
  Research and development                               --            329
  Selling, general and administrative                 1,960          2,272
--------------------------------------------------------------------------------
Operating profit (loss)                                 657            257
--------------------------------------------------------------------------------
Other income (expense):
  Interest (expense)                                   (151)          (201)
  Interest and other income                              (9)            64
--------------------------------------------------------------------------------
Income (loss) before income taxes                       497            120
--------------------------------------------------------------------------------
Income taxes                                             --             --
--------------------------------------------------------------------------------
Net income (loss)                                       497            120
Preferred stock dividends                               514            510
--------------------------------------------------------------------------------
Loss applicable to common stock                        ($17)         ($390)
--------------------------------------------------------------------------------
Loss per share of common stock                       ($0.00)        ($0.05)
Average common shares outstanding                 8,540,762      8,530,073
--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED JULY 31,
(IN THOUSANDS)                                          1997           1996
--------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                   $   497        $   120
Non-cash expenses included in net income (loss):
  Depreciation and amortization                          81            120
  Compensation expense for stock grants                  24             23
  Deferred interest                                    (340)           119
Changes in operating assets and liabilities:
  Accounts receivable                                  (863)        (1,352)
  Inventory                                            (763)            99
  Prepaid expenses, deposits and other                 (123)          (179)
  Costs and estimated earnings in excess of
     billings on uncompleted contracts                 (270)          (347)
  Accounts payable and accrued liabilities              581           (156)
  Billings in excess of costs and estimated
     earnings on uncompleted contracts                   38            (34)
--------------------------------------------------------------------------------
Cash used for operating activities                   (1,138)        (1,587)
--------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment             (170)           (38)
Proceeds from sale of equipment                           3             35
--------------------------------------------------------------------------------
Cash used for investing activities                     (167)            (3)
--------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES
Short-term borrowings                                   782            538
Repayments of long-term borrowings                      (60)           (40)
Borrowings on Alpine promissory note                    546            546
--------------------------------------------------------------------------------
Cash provided by financing activities                 1,268          1,044
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (37)          (546)
Cash and cash equivalents
  at beginning of period                                415            670
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period          $   378        $   124
--------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

POLYVISION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JULY 31, 1997

(DOLLARS IN THOUSANDS, UNLESS OTHERWISE NOTED)

NOTE 1 - BASIS OF PRESENTATION

PolyVision Corporation (formerly Information Display Technology, Inc. or ("IDT")), through its wholly-owned subsidiaries, Greensteel, Inc. ("Greensteel"), Posterloid Corporation ("Posterloid"), and APV, Inc. ("APV"), collectively the "Company", is engaged in the development, manufacture and sale of information display products. Greensteel is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. Posterloid is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information. APV was engaged in the research, development, licensing and initial manufacturing and testing of a proprietary display technology known as PolyVision-TM-. In April, 1997 the Company made the decision to discontinue its research and development efforts and to market this technology through licensing agreements.

On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired an additional 82 percent of the outstanding common stock of Adience, Inc. ("Adience") to increase its ownership in Adience to approximately 87 percent, resulting in an indirect ownership in IDT of approximately 70 percent. Also on December 21, 1994, IDT entered into a Merger Agreement with Alpine and two of its subsidiaries, APV and Posterloid (together, "IDG"), whereby the Company would merge with IDG and the Company would be named PolyVision Corporation. Because Alpine controlled both IDG and IDT, the Merger, which was completed on May 24, 1995, resulted in a new reporting entity which is being accounted for as a reorganization of entities under common control. The merged entity has adopted IDG's April 30 fiscal year end and, in order to provide meaningful information, the accompanying financial statements are presented as if the merger occurred on April 30, 1995. The accompanying financial statements give effect to push-down accounting to adjust IDT's accounting basis to fair value related to the December 21, 1994 acquisition of Adience by Alpine. All significant intercompany transactions and accounts have been eliminated in the accompanying consolidated financial statements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended July 31, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

Loss applicable to common stock is computed by dividing net income (loss) available to common stock by the weighted average number of shares outstanding.

NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials of $3,287 and $2,679, work in process of $556 and $527, and finished goods of $256 and $130 at July 31, 1997 and April 30, 1997, respectively.

NOTE 3 - CONTRACTS IN PROGRESS

The status of contract costs on uncompleted construction contracts was as follows:

                         Costs and estimated      Billings in excess
                              earnings in            of costs and
                         excess of billings       estimated earnings      Net
                         -------------------      ------------------      ---

July 31, 1997:
 Costs and estimated
  earnings of                  $ 3,761                  $ 3,265         $ 7,026
 Billings                       (2,801)                  (3,562)         (6,363)
                                ------                   ------          ------
                               $   960                  $  (297)        $   663

April 30, 1997:
 Costs and estimated
  earnings of                  $ 2,779                  $ 6,218         $ 8,997
 Billings                       (2,089)                  (6,477)         (8,566)
                                ------                   ------          ------
                               $   690                  $(  259)        $   431

Accounts receivable at July 31, 1997 and April 30, 1997 include amounts billed but not yet paid by customers under retainage provisions of $1,063 and $1,384, respectively. Such amounts are generally due within one year.

NOTE 4 - FINANCING ARRANGEMENTS

On July 23, 1997, Greensteel as borrower and the Company as guarantor, entered into a restated master credit agreement with the Bank of Boston, Connecticut, which amends the previous agreement dated April 25, 1996 and which would have expired August 31, 1997. The new agreement provides for a revolving credit line of up to $3,800,000, based upon eligible accounts receivable and inventory, as defined, (unused and available borrowings were $170,000 at July 31, 1997) at the Bank's prime rate plus a margin based on certain performance ratios (10.00% at July 31, 1997) and a $920,000 term loan payable in 17 consecutive equal monthly installments of $20,000 with interest at the Bank's prime rate plus a margin based on certain performance ratios (10.50% at July 31, 1997) with the remaining unpaid principal amount of $580,000 due on May 31, 1999. The agreement terminates on May 31, 1999 and provides for renewal at the Bank's discretion.

Substantially all of Greensteel's assets are pledged as collateral under the credit facility. The agreement requires Greensteel's compliance with certain financial covenants including specific levels of earnings before interest, taxes and depreciation, and specific current ratio levels and debt levels. Greensteel is in compliance with all material covenants at July 31, 1997.

On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision-TM- display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. As of July 31, 1997 $5,000,000 was outstanding under this agreement.

On July 31, 1997, the Company executed a promissory note with Alpine to borrow $1,357,000, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at July 31, 1997). As of July 31, 1997 the Company owed Alpine a total of $6,357,000 under this note and the foregoing agreement. Alpine has agreed to advance further funds to the Company through July 31, 1998 as may be necessary for the Company to meet its financial commitments to third parties incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

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

The Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan. Based on administrative precedent, the Company believes that it is likely that the Ohio EPA will agree with the risk assessment reports. The Company is currently waiting for a determination from the Ohio EPA as to whether the submitted reports are approved. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred. At July 31, 1997, environmental accruals amounted to $26,000, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, the Company and Adience have together paid $1,449,000 (excluding the $200,000 civil penalty) for the environmental cleanup related to the Alliance facility.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE  MONTHS ENDED JULY 31, 1997, COMPARED WITH THREE MONTHS ENDED JULY 31,
1996

The following table summarizes, for the periods presented, the respective amounts of Greensteel, APV (except as to Net sales and Gross profit, of which there were none) and Posterloid:

                                                     THREE MONTHS
                                                     ENDED JULY 31,
                                                     --------------
                                                  1997           1996
                                                  ----           ----
                                         (IN THOUSANDS, EXCEPT PERCENTAGES)

Net sales
   Greensteel  . . . . . . . . . . . . . . .     $7,094         $7,799
   Posterloid  . . . . . . . . . . . . . . .      1,405          1,843
                                                  -----          -----
                                                  8,499          9,642
Gross profit
   Greensteel  . . . . . . . . . . . . . . .      2,085          2,122
   Posterloid  . . . . . . . . . . . . . . .        532            736
                                                  -----          -----
                                                  2,617          2,858

Gross margin   . . . . . . . . . . . . . . .      30.8%          29.6%

Selling, general and administrative
expenses
   Greensteel  . . . . . . . . . . . . . . .      1,506          1,666
   Posterloid  . . . . . . . . . . . . . . .        430            440
   APV and Corporate   . . . . . . . . . . .         24            166
                                                  -----          -----
                                                  1,960          2,272

Research and development
   APV         . . . . . . . . . . . . . . .          0            329

Operating income (loss)
   Greensteel  . . . . . . . . . . . . . . .        579            456
   Posterloid  . . . . . . . . . . . . . . .        102            296
   APV and Corporate   . . . . . . . . . . .       (24)           (495)
                                                  -----          -----
                                                 $  657         $  257

THREE  MONTHS ENDED JULY 31, 1997, COMPARED WITH THREE MONTHS ENDED JULY 31,
1996

The Company's net sales for the three months ended July 31, 1997 decreased 12% to $8,498,000 compared to net sales of $9,642,000 for the three months ended July 31, 1996. Greensteel's sales declined by 9% to $7,094,000. The Company continued its efforts to convert is distribution channels to sales through dealers and distributors which do not require extended project management and have reduced working capital requirements. As a result of selling through distributors, installation work that was previously done by the Company is now performed by the distributor, resulting in reduced revenues for the Company. Distributor sales increased by 36% when compared to last year.

Posterloid's sales decreased by 24% the three months ended July 31, 1997 to $1,405,000 versus $1,843,000 for last year. The first quarter sales for last year included the roll out of menu boards for a major customer.

The Company's gross profit for the three months ended July 31, 1997 decreased to $2,617,000 from $2,858,000 for the three months ended July 31, 1996. Gross margins increased to 30.8% from 29.6% primarily due to lower production costs at Greensteel, resulting from increased productivity. The gross margins at Posterloid declined due to lower sales volume and additional expenses for materials.

Selling, general and administrative expenses for the three months ended July 31, 1997 were $1,960,000 compared to $2,272,000 for the corresponding period last year. The decreased costs were due to lower corporate administrative expenses and lower selling expenses.

In April, 1997 the Company decided to discontinue its research and development efforts and market the PolyVision-TM- display technology through third party licensing agreements. Therefore, in the three months ended July 31, 1997 there were no research and development costs as compared to $329,000 of research and development costs in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended July 31, 1997, $1,138,000 of cash was used to support operating activities. This included seasonal increases of $863,000 for accounts receivable and $763,000 for inventories. Funds from operating activities were provided by a $581,000 increase in accounts payable and the net income and depreciation from operations of $497,000 and $81,000 respectively. Cash financing was provided by an increase of $782,000 in the revolving line of credit with the Bank of Boston and an increase in borrowings from The Alpine Group of $546,000. During the three months ended July 31, 1997, Greensteel used $550,000 for its operating activities while Posterloid provided $85,000 from its activities.

On July 23, 1997, Greensteel, as borrower, and the Company, as guarantor, entered into a restated master credit agreement with the Bank of Boston Connecticut, which amends the previous agreement, dated April 25, 1996, and which would have expired on August 31, 1997.

The new agreement provides for a revolving credit line of up to $3,800,000, based upon eligible accounts receivable and inventory, as defined, (unused and available borrowings were $170,000 at July 31, 1997) at the Bank's prime rate plus a margin based on certain performance ratios (10.00% at July 31, 1997) and a $920,000 term loan payable in 17 consecutive equal monthly installments of $20,000 with interest at the Bank's prime rate plus a margin based on certain performance ratios (10.50% at July 31, 1997) with the remaining unpaid principal amount of $580,000 due on May 31, 1999. The agreement terminates on May 31, 1999 and provides for renewal at the Bank's discretion.

Substantially all of Greensteel's assets are pledged as collateral under the credit facility. The agreement requires Greensteel's compliance with certain financial covenants including specific levels of earnings before interest, taxes and depreciation, and specific current ratio levels and debt levels. Greensteel is in compliance with all material covenants at July 31, 1997.

On May 24 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision-TM- display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. As of July 31, 1997 $5,000,000 was outstanding under this agreement.

On July 31, 1997, the Company executed a promissory note with Alpine to borrow $1,357,000, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at July 31, 1997). As of July 31, 1997, the Company owed Alpine a total of $6,357,000 under this note and the foregoing agreement. Alpine has agreed to advance further funds to the Company through July 31, 1998 as may be necessary for the Company to meet its financial commitments to third parties incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

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

          Not applicable


ITEM 5.   OTHER INFORMATION

          Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

          10.33 First Amended and Restated Master Credit Agreement, dated July 23, 1997, by and among Bank of Boston Connecticut, as bank, Greensteel, Inc., as borrower, and PolyVision Corporation, as guarantor.

          27      Financial Data Schedule.

   (b)    Reports on Form 8-K:

          None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              POLYVISION CORPORATION



Date:  September 12, 1997     By:  /s/Lawrence W. Hay
                                   -----------------------------
                                   Lawrence W. Hay
                                   Vice President of Finance
                                   (as both a duly authorized officer of the
                                   registrant and the principal financial
                                   officer or chief accounting officer of the
                                   registrant)