Form 10-Q
period 1997-10-31
POLYVISION CORP
filed 1997-12-15
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 1997

                              OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _________

     Commission File No.     1-10555

                     POLYVISION CORPORATION
     (Exact name of registrant as specified in its charter)

          New York                                13-3482597
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

          29 Laing Avenue
          Dixonville, Pennsylvania                15734
     (Address of principal executive offices)     (Zip Code)

                          412-254-4321
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No

The number of shares outstanding of the issuer's Common Stock, par value $.001 per share, as of December 12, 1997, was 8,540,762.











                     POLYVISION CORPORATION
                            FORM 10-Q

                              INDEX

                                                             Page

PART I.   FINANCIAL INFORMATION  . . . . . . . . . . . . . .

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
            October 31, 1997 and April 30, 1997. . . . . . . .

          Condensed Consolidated Statements of Operations -
            Three Months Ended October 31, 1997 and 1996 . . .

          Condensed Consolidated Statements of Operations -
            Six Months Ended October 31, 1997 and 1996 . . . .

          Condensed Consolidated Statement of Cash Flows -
            Three Months Ended October 31, 1997 and 1996 . . .

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended October 31, 1997 and 1996 . . . .

          Notes to Condensed Consolidated Financial
            Statements - October 31, 1997. . . . . . . . . . .

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




SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . .














PART I    - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

[CAPTION]




                                        October 31,     April 30,
(In thousands, except share data)          1997           1997
Assets
Current assets:
  Cash and cash equivalents                 $  238    $     415
  Accounts receivable, less allowance
     (October--$852 and April--$1,103)       8,011        7,020
  Inventories                                3,529        3,336
  Costs and estimated earnings in excess
     of billings on uncompleted contracts    2,221          690
  Prepaid expenses, deposits and other         406          146
Total current assets                        14,405       11,607
Property, plant and equipment:
  Furniture and fixtures                       157          157
  Building and leasehold improvements        1,507        1,507
  Machinery and equipment                    2,493        2,125
                                             4,157        3,789
  Less allowance for depreciation           (2,439)      (2,347)
Net property, plant and equipment            1,718        1,442
Goodwill, less accumulated amortization      3,764        3,836
  (October--$1,468 and April--$1,396)
Other assets                                    30           16
Total assets                               $19,917      $16,901


The accompanying notes are an integral part of these condensed consolidated financial statements.











POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

[CAPTION]




                                        October 31,     April 30,
(In thousands, except share data)          1997           1997

Liabilities and stockholders' equity
Current liabilities:
  Short-term borrowings                     $3,999       $2,298
  Current maturities of long-term debt         240          980
  Accounts payable                           2,568        2,361
  Accrued expenses                           2,245        2,494
  Accrued dividends                          5,128        4,099
  Billings in excess of costs and estimated
     earnings on uncompleted contracts         330          259
Total current liabilities                   14,510       12,491
Long-term debt, less current maturities        324          ---
Royalties payable                              750          750
Indebtedness to The Alpine Group, Inc.       6,702        6,382
Excess of net assets over purchase price
  of acquisition, less accumulated
  amortization (October--$21 and April--$17)   264          268
Stockholders' equity:
  Series A Preferred stock, $.01 par value,
     at $25 per share liquidation value;
     authorized 1,500,000 shares, issued
     and outstanding 1,029,253 shares       25,731       25,731
  Common stock, $.001 par value;
     authorized 25,000,000 shares, issued
     and outstanding 8,540,762 shares            9            9
  Capital in excess of par value            38,664       38,618
  Accumulated deficit                      (67,037)     (67,348)
Total stockholders' equity                  (2,633)      (2,990)
Total liabilities and stockholders'
  equity                                   $19,917      $16,901



The accompanying notes are an integral part of these condensed consolidated financial statements.







POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

[CAPTION]


                          For The Three Months Ended October 31,
(In thousands, except
per share data)                       1997                1996

Net sales                             $9,540             $9,523
Cost of goods sold                     6,828              7,096
Gross profit                           2,712              2,427
  Research and development               ---                296
  Selling, general and administrative  1,976              2,110
Operating profit (loss)                  736                 21
Other income (expense):
  Interest (expense)                    (211)              (196)
  Interest and other income              318                 13
Income (loss) before income taxes        843               (162)
Income taxes                            ---                 ---
Net income (loss)                        843              (162)
Preferred stock dividends                515                518
Net income (loss) applicable to
  common stock                          $328              ($680)
Net income (loss) per share of
  common stock                         $0.04             ($0.08)
Average common shares outstanding  8,540,762          8,530,073


The accompanying notes are an integral part of these condensed consolidated financial statements.


















POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

[CAPTION]


                           For The Six Months Ended October 31,
(In thousands, except
per share data)                       1997                1996

Net sales                            $18,039            $19,165
Cost of goods sold                    12,710             13,880
Gross profit                           5,329              5,285
  Research and development              ---                 625
  Selling, general and administrative  3,936              4,382
Operating profit (loss)                1,393                278
Other income (expense):
  Interest (expense)                   (362)              (397)
  Interest and other income              309                 77
Income (loss) before income taxes      1,340               (42)
Income taxes                             ---                ---
Net income (loss)                      1,340               (42)
Preferred stock dividends              1,029              1,029
Net income (loss) applicable to
  common stock                           311            ($1,071)
Net income (loss) per share of
  common stock                         $0.04             ($0.13)
Average common shares outstanding  8,540,762          8,530,073


The accompanying notes are an integral part of these condensed consolidated financial statements.




















POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

[CAPTION]


                              Three Months Ended October 31,
(In thousands)                        1997                1996

Cash flow from operating activities
Net income (loss)                       $843              $(162)
Non-cash expenses included in net
  income (loss):
  Depreciation and amortization           80                127
  Compensation expense for stock grants   23                  0
  Deferred interest                      111                113
Changes in operating assets and
  liabilities:
  Accounts receivable                   (128)               354
  Inventory                              570                231
  Prepaid expenses, deposits and other  (153)               215
  Costs and estimated earnings in
  excess of billings on uncompleted
     contracts                        (1,261)               150
  Accounts payable and accrued
     liabilities                        (623)              (957)
  Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                            33                 61
Cash used for operating activities      (505)               132
Cash flow from investing activities
Purchases of property, plant and
  equipment                             (198)              (173)
Proceeds from sale of equipment           (3)                 0
Cash used for investing activities      (201)              (173)
Cash flow from financing activities
Short-term borrowings                    919               (132)
Repayments of long-term borrowings      (356)               (60)
Borrowings on Alpine promissory note       3                414
Cash provided by financing activities    566                222
Net increase (decrease) in cash and
  cash equivalents                      (140)               181
Cash and cash equivalents
  at beginning of period                 378                124
Cash and cash equivalents at end of
  period                              $  238             $  305


The accompanying notes are an integral part of these condensed consolidated financial statements.






















































POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

[CAPTION]


                               Six Months Ended October 31,
(In thousands)                        1997                1996


Cash flow from operating activities
Net income (loss)                     $1,340               $(42)
Non-cash expenses included in net
  income (loss):
  Depreciation and amortization          161                247
  Compensation expense for stock grants   47                 23
  Deferred interest                     (229)               232
Changes in operating assets and
  liabilities:
  Accounts receivable                   (991)              (998)
  Inventory                             (193)               330
  Prepaid expenses, deposits and other  (276)                36
  Costs and estimated earnings in
     excess of billings on uncompleted
     contracts                        (1,531)              (197)
  Accounts payable and accrued
     liabilities                         (42)            (1,113)
  Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                            71                 27
Cash used for operating activities    (1,643)            (1,455)
Cash flow from investing activities
Purchases of property, plant and
  equipment                             (368)              (211)
Proceeds from sale of equipment            0                 35
Cash used for investing activities      (368)              (176)
Cash flow from financing activities
Short-term borrowings                  1,701                406
Repayments of long-term borrowings      (416)              (100)
Borrowings on Alpine promissory note     549                960
Cash provided by financing activities  1,834              1,266
Net increase (decrease) in cash and
  cash equivalents                      (177)              (365)
Cash and cash equivalents
  at beginning of period                 415                670
Cash and cash equivalents at end
  of period                         $    238          $     305



The accompanying notes are an integral part of these condensed consolidated financial statements.





















































POLYVISION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 31, 1997

(Dollars in thousands, unless otherwise noted)

NOTE 1 - BASIS OF PRESENTATION

PolyVision Corporation (formerly Information Display Technology, Inc. or ("IDT")), through its wholly-owned subsidiaries, Greensteel, Inc. ("Greensteel"), Posterloid Corporation ("Posterloid"), and APV, Inc. ("APV"), collectively the "Company", is engaged in the development, manufacture and sale of information display products. Greensteel is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. Posterloid is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information. APV was engaged in the research, development, licensing and initial manufacturing and testing of a proprietary display technology known as PolyVisionTM. In April, 1997 the Company made the decision to discontinue its research and development efforts and to market this technology through licensing agreements.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended October 31, 1997, are not necessarily indicative of the results that may be expected for a full fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

Net income (loss) applicable to common stock is computed by dividing net income (loss) available to common stock by the weighted average number of shares outstanding.


NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials of $3,140 and $2,679, work in process of $242 and $527, and finished goods of $147 and $130 at October 31, 1997 and April 30, 1997, respectively.


NOTE 3 - CONTRACTS IN PROGRESS

The status of contract costs on uncompleted construction contracts was as follows:

[CAPTION]



              Costs and estimated   Billings in excess
                  earnings in          of costs and
              excess of billings    estimated earnings     Net

October 31, 1997:
   Cost and
    estimated
    earnings       $5,911              $1,430           $7,341
   Billings       (3,690)              (1,760)          (5,450)
                   $2,221              $ (330)          $1,891
April 30, 1997:
   Cost and
    estimated
    earnings       $2,779              $6,218          $ 8,997
   Billings        (2,089)             (6,477)          (8,566)
                   $  690              $ (259)         $   431


Accounts receivable at October 31, 1997 and April 30, 1997 include amounts billed but not yet paid by customers under retainage provisions of $1,022 and $1,384, respectively. Such amounts are generally due within one year.











































NOTE 4 - FINANCING ARRANGEMENTS

On July 23, 1997, Greensteel as borrower and the Company as guarantor, entered into a restated master credit agreement with the Bank of Boston, Connecticut, which amends the previous agreement dated April 25, 1996 and which would have expired August 31, 1997. The new agreement provides for a revolving credit line of up to $3,800 based upon eligible accounts receivable and inventory, as defined, at the Bank's prime rate plus a margin based on certain performance ratios (10.00% at October 31, 1997) and a $920 term loan payable in 17 consecutive equal monthly installments of $20 with interest at the Bank's prime rate plus a margin based on certain performance ratios (10.50% at October 31, 1997) with the remaining unpaid principal amount of $580 due on May 31, 1999. The agreement terminates on May 31, 1999 and provides for renewal at the Bank's discretion. As of October 31, 1997 the Company had reduced the balance of the term loan to $564, including an additional payment of $296 made in September.

Substantially all of Greensteel's assets are pledged as collateral under the credit facility. The agreement requires Greensteel's compliance with certain financial covenants including specific levels of earnings before interest, taxes and depreciation, and specific current ratio levels and debt levels. Greensteel is in compliance with all material covenants at October 31, 1997.

On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow up to $5,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. As of October 31, 1997 $5,000 was outstanding under this agreement.

From May 1, 1997 through October 31, 1997, the Company executed promissory notes with Alpine totaling $1,360 including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at October 31, 1997).

As of October 31, 1997 the Company owed Alpine a total of $6,360 under this note and the foregoing agreement. Alpine has agreed to advance further funds to the Company through July 31, 1998 as may be necessary for the Company to meet its financial commitments incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including the Company seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including the Company to challenge the applicability of the NJCFA. The amended complaint was served during April, 1997 and Plaintiff currently seeks $1,405 in damages as well as treble damages under the NJCFA. The Company has served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third party claims against an adhesives supplier whose product was utilized by the Company in fabricating the subject panels. As of the date hereof, discovery has yet to commence and it is premature to render an estimate of the outcome of this litigation.

In December 1993, the Company and Adience signed a consent order with the Ohio EPA and Ohio Attorney General that required the Company and Adience to pay to the State of Ohio a civil penalty of $200 of which the Company paid $175 and Adience paid $25. In addition, the consent order required the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. Removal and remediation activities as contemplated under the consent order have been completed.

The Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan. Based on administrative precedent, the Company believes that it is likely that the Ohio EPA will agree with the risk assessment reports. The Company is currently waiting for a determination from the Ohio EPA as to whether the submitted reports are approved. If such an agreement is not reached, additional costs may have to be incurred to complete additional remediation efforts. Although there are no assurances that additional costs will not have to be incurred, the Company believes that such costs will not need to be incurred. At October 31, 1997, environmental accruals amounted to $26, which represents management's reasonable estimate of the amounts to be incurred in the resolution of this matter. Since 1991, the Company and Adience have together paid $1,449 (excluding the $200 civil penalty) for the environmental cleanup related to the Alliance facility.

Under the acquisition agreement pursuant to which the Company acquired the Alliance facility from Adience, Adience represented and warranted that, except as otherwise disclosed to the Company, no hazardous material had been stored or disposed of on such property and agreed to indemnify the Company for any losses in excess of $250. The Company has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by the Company in this matter, and has received assurance from Alpine that Adience will honor such claim. Adience has reimbursed the Company $1,373 through October 31, 1997. If Adience is financially unable to honor its remaining obligation, such costs would be borne by the Company.

The Company is involved in other various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of such litigation will not have a material adverse impact on the Company.





































Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations
(Dollars in thousands unless otherwise noted)

Three and Six Months Ended October 31, 1997, Compared With Three and Six Months Ended October 31, 1996

The following table summarizes, for the periods presented, the respective amounts of Greensteel, Posterloid and APV (except as to Bookings, Backlog, Net sales and Gross profit, of which there were none):

[CAPTION]


                   Three Months              Six Months
                 Ended October 31,        Ended October 31,
                  1997      1996         1997         1996
                          (in thousands, except percentages)
Net sales
   Greensteel. . . $7,933  $7,615        $15,027     $15,414
   Posterloid. . .  1,607   1,908          3,012       3,751
                    9,540   9,523         18,039      19,165
Gross profit
   Greensteel. . .  2,108   1,701          4,193       3,824
   Posterloid. . .    604     726          1,136       1,461
                    2,712   2,427          5,329       5,285

Gross profit . . .  28.4%   25.5%          29.5%       27.6%

Selling, general
 and administrative
 expenses
   Greensteel. . .  1,424   1,492          2,862       3,158
   Posterloid. . .    441     455            847         895
   APV and
    Corporate. . .    111     163            227         329
                    1,976   2,110          3,936       4,382
Research and
 development
   APV . . . . . .   ---      296           ---          625

Operating income (loss)
   Greensteel. . .    684     210          1,331         666
   Posterloid. . .    163     271            289         566
   APV and
    Corporate. . .   (111)   (460)          (227)       (954)
                    $ 736  $   21         $1,393       $ 278

Operating income .   7.7%    0.2%         7.7%          1.5%

Bookings
   Greensteel. . .  8,926   5,607         16,408      14,704
   Posterloid. . .  1,722   1,678          3,137       4,212
                  $10,648 $ 7,285        $19,545     $18,916

Backlog
   Greensteel. . .                        13,255      10,878
   Posterloid. . .                           698         950
                                         $13,953     $11,829






























Three and Six Months Ended October 31, 1997 Compared with the Three and Six Months Ended October 31, 1996

Bookings and backlog for the Company significantly improved for the three month period ending October 31, 1997. Bookings of $10,648 were 46% higher than the prior year total of $7,285. This was due primarily to strong demand in the Greensteel proprietary school products markets. This increase in bookings was despite the decision made by the Company beginning this year to eliminate field installation and non-proprietary material pass-through from its product offerings. These items accounted for approximately 15% of company revenues in prior years. Backlog at the end of the current period of $13,953 was 18% ahead of prior year results of $11,829.

For the six-month period ending October 31, 1997 bookings at Greensteel of $16,408 were 11% ahead of prior year levels of $14,704. Posterloid bookings of $3,137 were $1,075 below last year reflecting the timing of one large order ($1,000+). This booking shortfall should be made up by the end of the next quarter.

The change in incremental revenues for the Company improved 13% for the three months ending October 31, 1997 when compared to the previous year. Revenue for the three months ending October 31, 1996 declined $117 or 1% from the preceding three month period ($9,523 from $9,642). However, for the current three months ending October 31, 1997 revenues increased $1,041 or 12% from the preceding three months ($9,540 from $8,499). The improvement in revenues was due to a small decline in Posterloid offset by increased market demands in the school product business at Greensteel.

Gross Profit for the Company as a percent of sales for the three months ending October 31, 1997 improved 2.9 points over the same period last year. Year to date the improvement is 1.9 points (29.5% vs. 27.6%). Gross profit improvements were due to improved product mix at Greensteel. Lower margin field installation labor and pass through material has been replaced by higher margin proprietary products revenue.

Operating results for the Company continue to show significant improvement for the three month and six month period ending October 31, 1997 compared to last year. Operating income compared to last year improved $715 and $1,115 respectively for the three month and year to date period. Operating income as a percent of sales continued at 7.7% for the period and the year compared with 0.2% and 1.5% respectively last year.

Operating income improvements at the Company for the first six months of the year have primarily resulted from overhead cost reductions. As a result of the decision to market the PolyVisionTM display technologies through third party licensing agreements, year to date R&D expenses compared to last year have been reduced $625. Corporate expenses and selling, general and administrative expenses at Greensteel and Posterloid year to date have been reduced $446.

Combined these reductions account for $1,071 of the $1,115 improvement in year to year operating income.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended October 31, 1997, cash used to support operating activities increased $637 over last year from positive $132 to ($505) this year. Cash from net income and non-cash expenses increased significantly by $979 over last year ($1,057 from $78). However, this increase was offset by $1,616 used for changes in operating assets and liabilities over last year. Operating inefficiencies in receivables and the invoicing of progress billing contracts resulted in uses of cash of $482 and $1,411 respectively over the prior year. These inefficiencies are anticipated to be corrected over the rest of the year.

Cash financing for the three-month period ending October 31, 1997 was provided primarily by an increase in short term borrowings net of repayments of $563. Alpine Promissory notes were increased only $3 compared to $414 for the prior year.

On July 23, 1997, Greensteel, as borrower, and the Company, as guarantor, entered into a restated master credit agreement with the Bank of Boston Connecticut, which amends the previous agreement, dated April 25, 1996, and which would have expired on August 31, 1997. The new agreement provides for a revolving credit line of up to $3,800, based upon eligible accounts receivable and inventory, as defined, at the Bank's prime rate plus a margin based on certain performance ratios (10.00% at October 31, 1997) and a $920 term loan payable in 17 consecutive equal monthly installments of $20 with interest at the Bank's prime rate plus a margin based on certain performance ratios (10.50% at October 31, 1997) with the remaining unpaid principal amount of $580 due on May 31, 1999. The agreement terminates on May 31, 1999 and provides for renewal at the Bank's discretion. As of October 31, 1997 the Company had reduced the balance of the term loan to $564, including an additional payment of $296 made in September.

Substantially all of Greensteel's assets are pledged as collateral under the credit facility. The agreement requires Greensteel's compliance with certain financial covenants including specific levels of earnings before interest, taxes and depreciation, and specific current ratio levels and debt levels. Greensteel is in compliance with all material covenants at October 31, 1997.

On May 24 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow up to $5,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. As of October 31, 1997 $5,000 was outstanding under this agreement.

From May 1, 1997 through October 31, 1997, the Company executed promissory notes with Alpine totaling $1,360, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at October 31, 1997). As of October 31, 1997 the Company owed Alpine a total of $6,360 under this note and the foregoing agreement. Alpine has agreed to advance further funds to the Company through July 31, 1998 as may be necessary for the Company to meet its financial commitments incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

































PART II - OTHER INFORMATION


Item 1.   Legal Proceedings


          The information included in Note 5, "Commitments and Contingencies" of the Notes to Condensed Consolidated
          Financial Statements is included herein by reference


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



                                        POLYVISION CORPORATION



Date:     December 12, 1997             By:/s/Lawrence W. Hay

                                             Lawrence W. Hay
                                             Vice President-
                                             Finance (as both a
                                             duly authorized
                                             officer of the
                                             registrant and the
                                             principal financial
                                             officer or chief
                                             accounting officer
                                             of the registrant)