Form 10-Q
period 1998-01-31
POLYVISION CORP
filed 1998-03-18
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

(Mark One)


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1998

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

     Commission File No.     1-10555

                     POLYVISION CORPORATION
     (Exact name of registrant as specified in its charter)

          New York                              13-3482597
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

          29 Laing Avenue
     Dixonville, Pennsylvania                       15734
     (Address of principal executive              (Zip Code)
     offices)

                         (724) 254-4321
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                        No ______

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of March 14, 1998, was 8,561,772.








                     POLYVISION CORPORATION
                            FORM 10-Q

                              INDEX

                                                             Page

PART 1    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
            January 31, 1998 and April 30, 1997

          Condensed Consolidated Statements Of Operations -
            Three Months Ended January 31, 1998 and 1997

          Condensed Consolidated Statements Of Operations -
            Nine Months Ended January 31, 1998 and 1997

          Condensed Consolidated Statements Of Cash Flows -
            Three Months Ended January 31, 1998 and 1997

          Condensed Consolidated Statements Of Cash Flows -
            Nine Months Ended January 31, 1998 and 1997

          Notes To Condensed Consolidated Financial Statements -
            January 31, 1998

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

PART II   OTHER INFORMATION

SIGNATURES



















PART 1 -  FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS
POLYVISION CORPORTION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

[CAPTION]


(In thousands, except per     January 31,          April 30,
 share data)                     1998                1997


Assets

Current assets:
  Cash and cash equivalents        $179                $415
  Accounts receivable, less
    allowance (January -- $683
    and April -- $1,013)          7,693               7,020
  Inventories                     3,804               3,336
  Cash and estimated earnings
   in excess of billings on
   uncompleted contracts            854                 690
  Prepaid expenses, deposits
   and other                        433                 146
Total current assets             12,963              11,607
Property, plant and equipment:
  Furniture and fixtures            183                 157
  Building and leasehold
   improvements                   1,526               1,507
  Machinery and equipment         2,579               2,125
                                  4,288               3,789
  Less allowance for
   depreciation                  (2,517)             (2,347)
Net property, plant and
  equipment                       1,771               1,442
Goodwill, less accumulated
  amortization (January --
  $1,504 and April --
  $1,396)                         3,728               3,836
Other Assets                         30                  16
Total assets                    $18,492             $16,901


The accompanying notes are an integral part of these condensed consolidated financial statements.






POLYVISION CORPORTION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS January 31, 1998 and April
30, 1997
(Unaudited)

[CAPTION]


(In thousands, except per     January 31,          April 30,
 share data)                     1998                1997


Liabilities and stockholders'
  equity
Current liabilities:
  Short-term borrowings          $3,156              $2,298
  Current maturities of
    long-term debt                  240                 980
  Accounts payable                2,100               2,361
  Accrued expenses                2,176               2,494
  Accrued dividends               5,643               4,099
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts           374                 259
Total current liabilities        13,689              12,491
Long-term debt, less current
  maturities                        220                  --
Royalties payable                   750                 750
Indebtedness to The Alpine
  Group, Inc.                     6,888               6,382
Excess of net assets over
  purchase price of acquisition,
  less accumulated amortization
  (January -- $22 and April --
  $17)                              263                 268
Stockholders' equity:
  Series A Preferred stock,
    $.01 par value, at $25 per
    share liquidation value;
    authorized 1,500,000
    shares, issued and outstand-
    ing 1,029,253 shares         25,731              25,731
  Common stock, $.001 par value;
    authorized 25,000,000 shares,
    issued and outstanding
    8,561,772 shares                  9                   9
  Capital in excess of par
    value                        38,668              38,618
  Accumulated deficit           (67,726)            (67,348)
Total stockholders'
  equity                         (3,318)             (2,990)
Total liabilities and
  stockholders' equity          $18,492             $16,901


The accompanying notes are an integral part of these condensed consolidated financial statements.
















































POLYVISION CORPORTION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three Months Ended January 31, 1998 and 1997
(Unaudited)

[CAPTION]


                                     For The Three Months Ended
                                             January 31,
(In thousands, except per             1998           1997
 share data)

Net sales                           $7,672          $5,972
Cost of goods sold                   5,543           4,811
Gross profit                         2,129           1,161
 Research and development               --             304
 Selling, general and adminis-
   trative                           2,092           2,254
Operating profit (loss)                 37          (1,397)
Other income (expense):
 Interest (expense)                   (271)           (232)
 Interest and other income              60              24
Income (loss) before income
 taxes                                (174)         (1,605)
Income taxes                            --              --
Net income (loss)                     (174)         (1,605)
Preferred stock dividends              515             515
Loss applicable to common stock      ($689)        ($2,120)
Loss per share of common
 stock - basic                      ($0.08)         ($0.25)
Loss per share of common stock -
 fully diluted                      ($0.08)         ($0.25)
Average common shares out-
 standing - basic                8,561,772       8,530,073
Average common shares out-
 standing - fully diluted        8,711,772       8,530,073


The accompanying notes are an integral part of these condensed consolidated financial statements.












POLYVISION CORPORTION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Nine Months Ended
January 31, 1998 and 1997
(Unaudited)

[CAPTION]


                                      For The Nine Months Ended
                                             January 31,
(In thousands, except per             1998           1997
 share data)

Net sales                          $25,711         $25,137
Cost of goods sold                  18,253          18,691
Gross profit                         7,458           6,446
 Research and development               --             929
 Selling, general and adminis-
   trative                           6,028           6,636
Operating profit (loss)              1,430          (1,119)
Other income (expense):
 Interest (expense)                   (633)           (629)
 Interest and other income             369             101
Income (loss) before income
 taxes                               1,166          (1,647)
Income taxes                            --              --
Net income (loss)                    1,166          (1,647)
Preferred stock dividends            1,544           1,544
Net income (loss) applicable to
 common stock                        ($378)        ($3,191)
Loss per share of common
 stock - basic                      ($0.04)         ($0.37)
Loss per share of common
 stock - fully diluted              ($0.04)         ($0.37)
Average common shares out-
 standing - basic                8,561,772       8,530,073
Average common shares out-
 standing - fully diluted        8,611,772       8,530,073


The accompanying notes are an integral part of these condensed consolidated financial statements.










POLYVISION CORPORTION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended January 31, 1998 and 1997
(Unaudited)

[CAPTION]


                                   Three Months Ended January 31,
(In thousands)                        1998           1997


Cash flow from operating activities
Net income (loss)                   $ (174)        $(1,605)
Non-cash expenses included in
  net income (loss):
     Depreciation and amortization     117              99
     Deferred interest                 182             155
Changes in operating assets and
  liabilities:
     Accounts receivable               318           1,551
     Inventory                        (275)           (497)
     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts         1,367             390
     Prepaid expenses, deposits
       and other                       (26)             90
     Accounts payable and accrued
       liabilities                    (538)           (768)
     Billings in excess of costs
       and estimated earnings on
       uncompleted contracts            44              56
Cash provided (used) for operating
  activities                         1,015            (529)
Cash flow from investing activities
Purchases of property, plant and
  equipment                           (131)            (88)
Proceeds from sale of equipment         --              --
Cash used for investing activities    (131)            (88)
Cash flow from financing activities
Short-term borrowings                 (843)            (56)
Repayments of long-term borrowings    (104)            (60)
Borrowings on Alpine promissory note     4             578
Cash provided (used) by financing
  activities                          (943)            462
Net increase (decrease) in cash
  and cash equivalents                 (59)           (155)
Cash and cash equivalents at
  beginning of period                  238             305
Cash and cash equivalents at
  end of period                     $  179          $  150



The accompanying notes are an integral part of these condensed consolidated financial statements.




















































POLYVISION CORPORTION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended
January 31, 1998 and 1997
(Unaudited)

[CAPTION]


                                    Nine Months Ended January 31,
(In thousands)                        1998           1997


Cash flow from operating activities
Net income (loss)                   $1,166         $(1,647)
Non-cash expenses included in
 net income (loss):
   Depreciation and amortization       325             369
   Deferred interest                   (47)            387
Changes in operating assets and
   liabilities:
   Accounts receivable                (673)            553
   Inventory                          (468)           (167)
   Costs and estimated earnings
     in excess of billings on
     uncompleted contracts            (164)            193
   Prepaid expenses, deposits and
     other                            (302)            126
   Accounts payable and accrued
     liabilities                      (580)         (1,881)
   Billings in excess of costs
     and estimated earnings on
     uncompleted contracts             115              83
Cash used for operating activities    (628)         (1,984)
Cash flow from investing activities
Purchases of property, plant and
   equipment                          (499)           (299)
Proceeds from sale of equipment         --              35
Cash used for investing activities    (499)           (264)
Cash flow from financing activities
Short-term borrowings                  858             350
Repayments of long-term borrowings    (520)           (160)
Borrowings on Alpine promissory note   553           1,538
Cash provided by financing activities  891           1,728
Net increase (decrease) in cash
   and cash equivalents               (236)           (520)
Cash and cash equivalents at
   beginning of period                 415             670
Cash and cash equivalents at end
   of period                        $  179          $  150




The accompanying notes are an integral part of these condensed consolidated financial statements.



















































POLYVISION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS January 31,
1998
(Unaudited)
January  31, 1998

(Dollars in thousands, unless otherwise noted)

NOTE 1 - BASIS OF PRESENTATION

PolyVision Corporation (formerly Information Display Technology, Inc. or ("IDT")), through its wholly-owned subsidiaries, Greensteel, Inc. ("Greensteel"), Posterloid Corporation ("Posterloid") and APV, Inc. ("APV") (collectively, the "Company"), is engaged in the development, manufacture and sale of information display products. Greensteel is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and marker boards), custom cabinets, and work station and conference center casework. Posterloid is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information. APV was engaged in the research, development, licensing and initial manufacturing and testing of a proprietary display technology known as PolyVision.TM In April 1997, the Company determined to discontinue its research and development efforts and to market this technology solely through third-party licensing agreements.

On December 21, 1994, The Alpine Group, Inc. ("Alpine") acquired an additional 82% of the outstanding common stock of Adience, Inc. ("Adience") to increase its ownership in Adience to approximately 87%, resulting in an indirect ownership in IDT of approximately 70%. Also on December 21, 1994, IDT entered into a Merger Agreement with Alpine and two of its subsidiaries, APV and Posterloid (together, "IDG"), whereby the Company would merge with IDG and the Company would be named PolyVision Corporation. Because Alpine controlled both IDG and IDT, the Merger, which was completed on May 24, 1995, resulted in a new reporting entity which is being accounted for as a reorganization of entities under common control.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended January 31, 1998, are not necessarily indicative of the results that may be expected for a full fiscal year.

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

[CAPTION]


                           For the Nine Months ended January 31,
                                          1998
                                                   Per Share
                                Income    Shares    Amount

Income before extraordinary
 item and accounting change  $1,166,000
Less:  Preferred stock
 dividends                   (1,544,000)

Basic EPS
Income available to common
 stockholders                  (378,000)   8,561,772    ($.04)

Effect of Dilutive Securities
 Stock Options                       --       50,000

Diluted EPS
Income available to common
 stockholders + assumed
 conversions                   (378,000)   8,611,772    ($.04)



Options to purchase 63,000 shares of common stock at an exercise price of $1.00 per share and options to purchase 355,000 shares of common stock at an exercise price of $3.86 per share were outstanding as of January 31, 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. The options, which expire in October 2005 and December 2007, respectively, were still outstanding as of January 31, 1998.

NOTE 2 - INVENTORIES

Inventories consist primarily of raw materials of $3,250 and $2,679, work in process of $372 and $527, and finished goods of $182 and $130 at January 31, 1998 and April 30, 1997, respectively.

NOTE 3 - CONTRACTS IN PROGRESS

The status of contract costs on uncompleted construction contracts was as follows:

[CAPTION]


                          Costs and    Billings
                          estimated    in excess
                         earnings in   of costs
                          excess of    and esti-
                          billings  mated earnings    Net

January 31, 1998:
 Cost and estimated
   earnings                $5,207         $2,355      $7,562
 Billings                  (4,353)        (2,729)     (7,082)
                             $854          $(374)       $480

April 30, 1997:
 Cost and estimated
   earnings                $2,779         $6,218      $8,997
 Billings                  (2,089)        (6,477)     (8,566)
                             $690          $(259)       $431


Accounts receivable at January 31, 1998 and April 30, 1997 include amounts billed but not yet paid by customers under retainage provisions of $1,141 and $1,384, respectively. Such amounts are generally due within one year.

NOTE 4 - FINANCING ARRANGEMENTS

On July 23, 1997, Greensteel, as borrower, and the Company, as guarantor, entered into a restated master credit agreement with the Bank of Boston, Connecticut, which amends the previous agreement dated April 25, 1996 and which would have expired August 31, 1997. The new agreement provides for a revolving credit line of up to $3,800 based upon eligible accounts receivable and inventory, as defined, at the Bank's prime rate plus a margin based on certain performance ratios (10.0% at January 31, 1998) and a $920 term loan payable in 17 consecutive equal monthly installments of $20 with interest at the Bank's prime rate plus a margin based on certain performance ratios (10.5% at January 31, 1998) with the remaining unpaid principal due on May 31, 1999. The agreement terminates on May 31, 1999 and provides for renewal at the Bank's discretion. As of January 31, 1998, the Company had reduced the balance of the term loan to $460, including an additional payment of $296 made in September 1997.

Substantially all of Greensteel's assets are pledged as collateral under the credit facility. The agreement requires Greensteel's compliance with certain financial covenants including specific levels of earnings before interest, taxes and depreciation, and specific current ratio levels and debt levels. Greensteel was in violation of the current ratio covenant but has received a waiver from the bank with respect to this provision. Greensteel is in compliance with all other covenants at January 31, 1998.
On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow up to $5,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. As of January 31, 1998, $5,000 was outstanding under this agreement.

From May 1, 1997 through January 31, 1998, the Company executed promissory notes with Alpine totaling $1,887 including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at January 31, 1998).

As of January 31, 1998, the Company owed Alpine a total of $6,888 under this note and the foregoing agreement. Alpine has agreed to advance further funds to the Company through July 31, 1998 as may be necessary for the Company to meet its financial commitments incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including the Company seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including the Company to challenge the applicability of the NJCFA. The amended complaint was served during April, 1997 and Plaintiff currently seeks $1,405 in damages as well as treble damages and attorney's fees under the NJCFA. The Company has served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third party claims against an adhesives supplier whose product was utilized by the Company in fabricating the subject panels. As of the date hereof, discovery has yet to commence and it is premature to render an estimate of the outcome of this litigation.

In February 1992, the Company was cited by the Ohio Environmental Protection Agency (the Ohio EPA) for violations of Ohio's hazardous waste regulations, including speculative accumulation of waste and illegal disposal of hazardous waste on the site of its Alliance, Ohio facility.

In December 1993, the Company and Adience signed a consent order with the Ohio EPA and Ohio Attorney General that required the Company and Adience to pay to the State of Ohio a civil penalty of $200 of which the Company paid $175 and Adience paid $25. In addition, the consent order required the payment of stipulated penalties of up to $1 per day for failure to satisfy certain requirements of the consent order, including milestones in the closure plan. Removal and remediation activities as contemplated under the consent order have been completed and the Company has submitted risk assessment reports which demonstrate, in management's opinion, that no further cleanup actions will be required on the remaining property area not addressed under the closure plan.

In October 1997, the Company received notice that the Ohio EPA had approved the closure plan for the Alliance facility and as such the Company should abandon the ground water monitoring wells per the approved closure plan. The plan included the former surface impoundment and landfill disposal sites. On December 12, 1997, the Ohio EPA completed a closure inspection and a review of documents pertaining to these sites. Pursuant to this inspection and review, the Ohio EPA notified the Company on December 19, 1997 that it had determined that these sites had been closed in accordance with the approved closure plan and that the Alliance facility was no longer a hazardous waste treatment, storage, and disposal facility and hazardous waste is no longer generated at this site. As such, the Company will not be required to maintain financial assurance for closure costs and liability coverage for accidental occurrences at the Alliance location. Since 1991, the Company and Adience have together paid $1,457 (excluding the $200 civil penalty) for the environmental cleanup related to the Alliance facility.

Under the acquisition agreement pursuant to which the Company acquired the Alliance facility from Adience, Adience represented and warranted that, except as otherwise disclosed to the Company, no hazardous material had been stored or disposed of on such property and agreed to indemnify the Company for any losses in excess of $250. The Company has notified Adience that it is claiming the right to indemnification for all costs in excess of $250 incurred by the Company in this matter, and has received assurance from Alpine that Adience will honor such claim. Adience has reimbursed the Company $1,373 through January 31, 1998. If Adience is financially unable to honor its remaining obligation, such costs would be borne by the Company.

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
































ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(Dollars in thousands unless otherwise noted)

THREE AND NINE MONTHS ENDED JANUARY 31, 1998, COMPARED WITH THREE
AND NINE MONTHS ENDED JANUARY 31, 1997

The following table summarizes, for the periods presented, the respective amounts of Greensteel, Posterloid and APV (except as to Bookings, Backlog, Net sales and Gross profit, of which there were none):

[CAPTION]


                             Three Months         Nine Months
                           Ended January 31,   Ended January 31,
                         1998          1997    1998        1997
                                 (in thousands, except percentages)

Net Sales
     Greensteel         $6,050        $4,743  $21,077     $20,157
     Posterloid          1,622         1,229    4,634       4,980
                         7,627         5,972   25,711      25,137

Gross profit
     Greensteel          1,511           997    5,704       4,821
     Posterloid            618           164    1,754       1,625
                         2,129         1,161    7,458       6,446

Gross profit percent     27.8%         19.4%    29.0%       25.6%

Selling, general and
  administrative
  expenses
     Greensteel          1,529         1,528    4,391       4,686
     Posterloid            484           495    1,331       1,390
     APV and Corporate      79           231      306         560
                         2,092         2,254    6,028       6,636

Research and development
     APV                    --           304       --         929

Operating income (loss)
     Greensteel            (18)         (531)   1,313         135
     Posterloid            134          (331)     423         235
     APV and Corporate     (79)         (535)    (306)     (1,489)
                           $37        $1,397   $1,430     $(1,119)


Operating income          0.5%         23.4%     5.6%       (4.5%)

Bookings
     Greensteel          8,310         5,924   24,718      20,628
     Posterloid          1,920           804    5,057       5,016
                       $10,230        $6,728  $29,775     $25,644

Backlog
     Greensteel                                15,515      12,059
     Posterloid                                   996         525
                                              $16,511     $12,584


NINE MONTHS ENDED JANUARY 31, 1998 COMPARED WITH NINE MONTHS ENDED JANUARY 31, 1997

The Company's net sales for the nine months ended January 31, 1998 increased to $25,711,000 compared to net sales of $25,137,000 for the nine months ended January 31, 1997. Greensteel's sales increased by 5% to $21,077,000. The Company's conversion to a distribution network using specialty school supply dealers continues to result in increased volume. Dealer revenue for the nine months ended January 31, 1998 is ahead of last year by $3,148,000 or 35%. This increase is offset by installation work that was previously done by the Company and is now performed by the dealer resulting in a reduction of revenues to Greensteel. Total bookings year to date for Greensteel are $24,718,000 this year versus $20,628,000 last year, an increase of $4,090,000 and 20%. Backlog at the end of the third quarter stood at $15,515,000 versus $12,059,000 last year. Posterloid's net sales for the nine months ended January 31, 1998 were $4,634,000 versus $4,980,000 last year.

Year to date bookings are slightly higher at $5,057,000 versus
$5,016,000 and the backlog at the end of the quarter is substantially higher, $996,000 versus $525,000 representing strong bookings in the third quarter.

Year to date consolidated gross margins improved by $1,012,000 to $7,458,000. The gross profit percent increased to 29.0% from 25.6%. Greensteel margins have improved to 27.1% from 23.9% reflecting improved product mix related to additional sales to dealers and increased plant throughput. Margins at Posterloid are higher this year when compared to last year, $1,754,000 versus $1,625,000, 37.8% versus 32.6%. Last years performance included costs related to plant relocation.

Selling and general and administrative expenses for the nine months ended January 31, 1998 dropped by $608,000 when compared to the prior year. Lower selling expenses due to selling through dealers instead of direct are partially offset by higher legal and professional fees.

In April, 1997, the Company decided to discontinue its research and development efforts and market the PolyVision display technology through third party licensing agreements. Therefore, there are no longer any research and development costs in fiscal year 1998, compared to $929,000 in 1997.

Operating income for the nine months ended January 31, 1998 resulted in a profit of $1,430,000 versus a loss of $1,119,000 for last year.

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED WITH THREE MONTHS
ENDED JANUARY 31, 1997

The Company's net sales for the three months ended January 31, 1998 increased by 28% to $7,672,000 compared to net sales of $5,972,000 for the three months ended January 31, 1997. Greensteel's revenues increased by $1,307,000 or 28% continuing to reflect increased dealer sales. Bookings for the quarter also increased over last year, $8,310,000 compared to $5,924,000 or an improvement of 40%. Posterloid's sales for the third quarter this year were $1,622,000 versus $1,229,000 for the third quarter last year. This improvement of 32% reflects an increased direct selling effort. Bookings for the quarter were higher by $1,116,000 or 139%.

Gross profit for the three months ended January 31, 1998 increased by 83% or $968,000 to $2,129,000 and the gross margin percent improved to 27.8% from 19.4%. Greensteel's gross profit increased to $1,511,000 from $997,000 and the gross margin percent improved to 25.0% from 21.0%. Increased manufacturing costs for the quarter were offset by improved plant throughput and a more profitable product mix related to additional sales to dealers. Posterloid improved its gross profit in the third quarter to $618,000 from $164,000. Last year's third quarter was negatively impacted by plant relocation expenses.

Selling and general and administrative costs were lower for the third quarter ending January 31, 1998. They dropped by $162,000 to $2,092,000 from $2,254,000 last year. Selling expenses for salaries, fringes, travel and related expenses are lower due to the change in channels of distribution from direct sales to dealer sales.

Operating profit for the third quarter was $37,000 versus a loss of $1,397,000 for last year.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended January 31, 1998, $628,000 of cash was used to support operating activities. This included increases of $673,000 for accounts receivable and $468,000 for inventories and a $580,000 reduction in accounts payable and accrued liabilities. Funds from operating activities were provided by the net income and depreciation from operations of $1,166,000 and $325,000 respectively. Cash financing was provided by an increase of $858,000 in the revolving line of credit with the Bank of Boston and an increase in borrowings from The Alpine Group of $553,000. During the nine months ended January 31, 1998, Greensteel provided $104,000 from its operating activities while Posterloid used $60,000 for its operating activities.

On July 23, 1997, Greensteel, as borrower, and the Company, as guarantor, entered into a restated master credit agreement with the Bank of Boston Connecticut, which amended the previous agreement, dated April 25, 1996, and which would have expired on August 31,
1997.   The new agreement provides for a revolving credit line of
up to $3,800,000, based upon eligible accounts receivable and inventory, as defined (unused and available borrowings were $749,000 at January 31, 1998), at the Bank's prime rate plus a margin based on certain performance ratios (10.0% at January 31, 1998) and a $920,000 term loan payable in 17 consecutive equal monthly installments of $20,000 with interest at the Bank's prime rate plus a margin based on certain performance ratios (10.5% at January 31, 1998) with the remaining unpaid principal amount of $580,000 due on May 31, 1999. The agreement terminates on May 31, 1999 and provides for renewal at the Bank's discretion. As of January 31, 1998 the Company had reduced the balance of the term loan to $460,000 including an additional payment of $296,000 made in September.

Substantially all of Greensteel's assets are pledged as collateral under the credit facility. The agreement requires Greensteel's compliance with certain financial covenants including specific levels of earnings before interest, taxes and depreciation, and specific current ratio levels and debt levels. Greensteel was in violation of the current ratio covenant but has received a waiver from the bank with respect to this provision. Greensteel is in compliance with all other covenants at January 31, 1998.

On May 24 1995, the Company entered into an agreement with Alpine, pursuant to which the Company may borrow up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVisionTM display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. As of January 31, 1998 $5,000,000 was outstanding under this agreement.

On January 31, 1998, the Company executed a promissory note with Alpine to borrow $1,888,000, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at January 31, 1998). As of January 31, 1998, the Company owed Alpine a total of $6,888,000 under this note and the foregoing agreement. Alpine has agreed to advance further funds to the Company through July 31, 1998 as may be necessary for the Company to meet its financial commitments to third parties incurred in the ordinary course of business. The decision to continue to provide such financial support is made annually by Alpine and future decisions will be based upon the conditions existing at that time.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the Company's history of operating losses and accumulated deficit; future capital requirements; competition, technological advances and seasonality; environmental matters; dependence on the construction market generally; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.







































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

                    27.1  Financial Data Schedule.

              (b)   Reports on Form 8-K:

                    None
























                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POLYVISION CORPORATION



Date:  March 13, 1998              By:/s/Lawrence W. Hay
                                      Lawrence W. Hay
                                      Vice President-Finance (as
                                      both a duly authorized
                                      officer of the registrant
                                      and the principal financial
                                      officer or chief accounting
                                      officer of the registrant)