Form 10-K
period 1998-04-30
POLYVISION CORP
filed 1998-07-29
CIK 835405

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission file number
     April 30, 1998                                              1-10555

                               POLYVISION CORPORATION
                               ----------------------
                       (Exact name of registrant as specified
                                  in its charter)

           New York                                              13-3482597
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



          29 Laing Avenue
        Dixonville, Pennsylvania                                        15734
----------------------------------------                             -----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (724) 254-4321

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

                                   Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1998:
                                     $12,407,146

The number of shares outstanding of the registrant's class of common stock, par value $.001 per share, as of June 30, 1998:

                                     8,561,762 shares

                               POLYVISION CORPORATION

                             ANNUAL REPORT ON FORM 10-K
                      FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                                 TABLE OF CONTENTS

                                                                            Page
                                        PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .8
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .9

                                       PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 11
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . . 12
Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . 16
Item 9.   Changes in and Disagreements on Accounting and Financial
            Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                       PART III

Item 10.   Directors and Executive Officers of the Registrant. . . . . . . . 17
Item 11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 19
Item 12.   Security Ownership of Certain Beneficial Owners and Management. . 23
Item 13.   Certain Relationships and Related Transactions. . . . . . . . . . 25

                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 26

ITEM 1.   BUSINESS

GENERAL

     PolyVision Corporation, through its three wholly-owned subsidiaries:
Greensteel, Inc., Posterloid Corporation and APV, Inc. (collectively, the "Company"), is engaged in the development, manufacture and sale of information display products.

     Greensteel, Inc. ("Greensteel")is engaged in the manufacture and sale of custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and markerboards), custom cabinets, and work station and conference center casework primarily for schools and offices. Posterloid Corporation ("Posterloid") is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic signs used principally by banks to display interest rates, currency exchange rates and other information. APV, Inc. ("APV"), whose internal operations were discontinued effective April 30, 1997, was engaged in the research, development, licensing and testing of a proprietary technology known as PolyVision-TM-, a materials technology with electrochemical and physical characteristics for applications in a number of display product markets.

RECENT DEVELOPMENTS

     FINANCING

     On June 25, 1998, the Company and Greensteel executed an amendment to the Amended and Restated Master Credit Agreement with BankBoston, N.A., which provides for an increase in the revolving credit facility with Greensteel from $3,800,000 to $4,250,000 based on eligible accounts receivable and inventory. Such amendment also provides for advances on progress billings and revisions to certain financial performance ratios. All other provisions of the existing credit agreement dated July 23, 1997 remained substantially unmodified. On July 20, 1998, the Company executed another amendment to the Amended and Restated Master Credit Agreement with BankBoston, N.A. to extend the maturity date of the agreement to August 31, 1999.

     ROYALTIES - CONNECTICUT INNOVATIONS, INC.

          With the discontinuance of the operations of APV as of April 30, 1997, the Company entered into an agreement on June 9, 1998, terminating its royalty arrangement with Connecticut Innovations, Inc. since no products were ever developed. The agreement provides for the Company to deliver 9,509 registered shares of common stock of The Alpine Group, Inc. ("Alpine") and the payment of $125,000 in the form of a promissory note in exchange for the extinguishment of the $750,000 liability currently presented on the Company's consolidated balance sheet. This will result in an extraordinary gain of approximately $430,000 in the fiscal year ending April 30, 1999. The Company anticipates that the purchase of the Alpine common stock will be financed by a loan from Alpine.

     SERIES A PREFERRED STOCK DIVIDEND

          Effective February 1, 1998, the Company amended its Certificate of Incorporation to cease the accrual of dividends on its Series A Preferred Stock.

BACKGROUND

     In May 1995, the Company (then named Information Display Technology, Inc. ("IDT") and consisting only of Greensteel) acquired by merger the information display group of Alpine, consisting of Posterloid and APV (the "Merger"). The Company issued approximately 7,400,000 shares of Common Stock and 1,000,000 shares of its Series A Preferred Stock (liquidation preference $25.00 per share) to Alpine in connection with the Merger, increasing Alpine's beneficial stock ownership percentage in the Company to approximately 90%. Alpine had previously acquired, in a separate stock transaction, control of the Company's principal shareholder, Adience, Inc. ("Adience") (currently known as Premier Refractories Inc.), a manufacturer of refractory products, which then owned approximately 80% of such outstanding shares. In June 1995, Alpine distributed approximately 73% of the outstanding shares of Common Stock as a one-time dividend to its stockholders, and retained approximately 17% of the shares of Common Stock. Alpine remains the Company's largest single shareholder. See Item 13, "Certain Relationships and Related Transactions."

BUSINESS OPERATIONS

     GREENSTEEL

     Greensteel manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and markerboards), custom cabinets, and work station and conference center casework. Greensteel combines its own direct marketing network with that of its independent dealers thus enabling it to market its products to schools, health care facilities, offices and other institutions throughout the country. Greensteel's products are marketed under the trade name "Greensteel."

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

     Most of Greensteel's products are sold in connection with new facility construction or renovation. Such products are generally sold as part of a bid process conducted through architects and general contractors working with Greensteel's sales staff and that of its distributors, and are custom-made to specifications. Successful marketing of these products is dependent upon the maintenance of strong relationships with architects and general contractors. Greensteel has been advised by its customers that its products have achieved general recognition as quality products.

     PRODUCTS

     Greensteel manufactures custom-made systems incorporating chalkboards, markerboards, tackboards and bulletin boards. Greensteel manufactures porcelain-enameled chalkboards and markerboards which are sold in new construction or as replacements for traditional slate or glass blackboards. Porcelain products are manufactured at Greensteel's Alliance, Ohio plant, where porcelain is fused to sheet steel in electric furnaces. The porcelain-enameled product is then shipped to one of three other Greensteel production facilities for fabrication into chalkboards.

     Porcelain writing surfaces, which are available in a range of colors, are virtually unbreakable and maintenance free, and are warranted by Greensteel to retain their original writing and erasing qualities under normal usage and wear. As a result of these product qualities and the reduced availability of slate for chalkboard production, Greensteel believes that porcelain writing surfaces currently account for approximately 75% of all chalk and markerboard sales in the United States.

     Greensteel's chalkboards, tackboards, markerboards and cabinetry are typically sold together as a package to finish wall surfaces in school rooms and offices. These products are generally manufactured at one or more of Greensteel's four production and fabrication facilities and are generally sold together as part of a package to end-users through a sales force operating out of Greensteel's regional sales offices and through independent dealers. Greensteel's writing surface products are generally priced from $100 to $900 per unit, depending on the surface's core material, dimension, gauge and trim, and whether the products are being sold through its own sales staff or through independent dealers.

     In addition to chalkboards, Greensteel manufactures dry-marker boards, which are high-gloss porcelain-enameled boards on which the user writes with a dry erase felt-tip marker. Greensteel also manufactures a variety of other information display surfaces for educational and institutional facilities, such as tackboards.

     Greensteel also manufactures and installs wood and plastic laminate cabinetry and indoor and outdoor display and bulletin board cases for schools, hospitals, laboratories and business offices.

     SALES AND MARKETS

     Most of Greensteel's products are sold pursuant to a bid process conducted through architects and general contractors working with Greensteel's sales staff. Warranties made by Greensteel with respect to its products and services are consistent with industry standards, except for a 50-year warranty on the writing surface of its porcelain chalkboards, which is in excess of industry standards. Greensteel markets its products through a direct sales staff of six persons, most of whom work on a commission basis, and maintains four sales offices. Greensteel has converted its distribution channels to sales efforts predominantly through independent dealers which do not require extended project management and are not subject to construction cost overruns or increased working capital requirements for performance bonds and retainage. As a result of selling through dealers, installation work that was previously done by Greensteel is performed by the dealers, resulting in reduced revenues for Greensteel. For the year ended April 30, 1998, the Company had a total of 67 dealers covering various geographical areas of the United States. Total dealer sales increased by 40% in the year ended April 30, 1998 compared to the previous year. Dealer sales comprised approximately 58% and 44% of sales for fiscal 1998 and 1997, respectively.

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

     COMPETITION

     Greensteel competes with a variety of companies that manufacture visual display products (such as chalkboards, markerboards and tackboards) and institutional cabinetry, primarily for sale in the education market (such as schools, pre-schools and day-care centers). There are more than 100 companies that compete in the sale of visual display products, of which approximately 20 companies compete in large geographical regions, and one of which, Claridge Products & Equipment, Inc., competes nationally through a network of independent distributors. The Company also competes with numerous local woodworking firms with respect to its cabinetry, and at least nine such companies that sell nationally, either through a system of dealers, direct sales offices, or both. The Company derives a relatively small percentage of its revenues from the sale of porcelain-enameled steel facings to other fabricators of visual display products, and in this segment of its business, competes with Alliance International Group, Inc.,

Claridge Products & Equipment, Inc. and several foreign suppliers. Greensteel has attained its competitive position primarily as a result of design quality and reliability, both with respect to its products and installation.

     SEASONALITY

     Greensteel's business is seasonal and much of its revenues and most of its operating profits occur in the third quarter of the calendar year. This occurs primarily as a result of increased business activity in the summer months when schools are closed and construction activity increases. Greensteel typically incurs a loss in the winter months.

     BACKLOG

     As of April 30, 1998, Greensteel's backlog was $16,761,000, as compared with $11,874,000 as of April 30, 1997. Management expects that all of the backlog will be filled in its next fiscal year. Revenues from sales of specific products are recorded when title transfers, which is typically upon shipment. Revenues from construction of custom installations under contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. See Note 2, "Revenue Recognition" to the Notes to Consolidated Financial Statements included herein.

     EMPLOYEES

     As of April 30, 1998, Greensteel employed approximately 240 people. Approximately 100 employees at Greensteel's Dixonville, Pennsylvania plant are members of the Carpenters Union, with the current labor contract expiring in February 1999. Of Greensteel's remaining employees, approximately 25 persons are union members not covered by collective bargaining agreements. Greensteel considers relations with its employees to be good.

     PATENTS AND TRADEMARKS

     Greensteel holds a number of patents and trademarks covering various products and processes relating to its business. The Company believes that its "Greensteel" trademark is important because it is highly recognized by customers, general contractors and architects in the education and institutional markets as providers of quality products used in construction projects. Greensteel periodically monitors for infringing uses of this mark and has never encountered any such infringement. Management of Greensteel believes that such infringement is unlikely. None of Greensteel's patents or other trademarks are considered to be material to Greensteel's ongoing business.

     INSURANCE

     Greensteel maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which Greensteel is engaged. Greensteel believes that the amount and form of its insurance coverage is sufficient.

     ENVIRONMENTAL MATTERS

     Greensteel's manufacturing operations are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of hazardous materials and waste products. Compliance with these laws has not been a material cost to Greensteel and has not had a material effect upon its capital expenditures, earnings or competitive position.

     In December 1997, the Ohio Environmental Protection Agency (the "Ohio EPA") informed the Company that the Company's ongoing clean-up efforts at its Alliance, Ohio manufacturing facility in respect of the former impoundment and disposal of hazardous wastes at such site had been completed to the Ohio EPA's satisfaction.

Accordingly, the Ohio EPA informed the Company that it will not be required to maintain financial assurance for any further clean-up costs at this site.

     POSTERLOID

     Posterloid is engaged in the manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries, and changeable magnetic display signage used primarily by banks to display interest rates, currency exchange rates and other information. Posterloid's displays are custom manufactured in arrays of screen printed plastic strips for ceiling hanging or for window or counter displays. During the fiscal year ended April 30, 1998, Posterloid had approximately 800 customers. Posterloid's marketing activities are conducted through both a direct sales force and sales representatives. Raw materials used in Posterloid's operations are widely available but are purchased from a limited number of sources in order to obtain favorable prices and terms. Posterloid competes with three other significant national menuboard manufacturers and a large number of local manufacturers. Menuboard products compete on the basis of design capability, price, quality and ability to meet delivery requirements. Posterloid had 64 employees as of April 30, 1998 and considers its employee relations to be good. None of its employees are covered by a collective bargaining agreement.

     APV

          In April 1997, the Company determined to discontinue APV's research and development efforts and market APV's proprietary flat panel display technology solely through third-party licensing agreements. Although the Company is aware of several ongoing development programs by third parties to incorporate such technology into product applications, the Company believes it is unlikely that its existing third-party licensing agreements will result in material revenues for the Company in the near term.

ITEM 2.   PROPERTIES

     Greensteel owns two of its facilities. Real estate owned by Greensteel is subject to mortgages. Greensteel believes that all of its facilities are well-maintained, in good condition and adequate for its present business. Greensteel's production facilities are currently utilized to the extent of one production shift per day and are scheduled for additional shifts as demand requires during the busy seasonal period. At such levels of utilization, Greensteel's production facilities have sufficient capacity to meet the current demand for Greensteel's products.

     Certain information concerning the principal facilities of Greensteel is set forth below:

                                                    Approximate
                                        Owned or    Floor Area        Lease
Location                                Leased      (Square Feet)     Expiration
--------                                ------      ------------      ----------

Dixonville, Pennsylvania . . . . . . . .Owned        199,200            --

Alliance, Ohio . . . . . . . . . . . . .Owned         28,000            --

Landis, North Carolina . . . . . . . . .Leased        16,000           1998

Riverside, California. . . . . . . . . .Leased        31,000           2002

Fraser, Michigan . . . . . . . . . . . .Leased         4,700           1999


The only facility used by Posterloid, which is leased, is as follows:

                                                    Approximate
                                        Owned or    Floor Area        Lease
Location                                Leased      (Square Feet)     Expiration
--------                                ------      ------------      ----------

Long Island City, New York . . . . . . . Leased       54,000           2001

     The manufacturing facility and administrative office of Posterloid is located in Long Island City, New York.

ITEM 3.   LEGAL PROCEEDINGS

     In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including the Company seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including the Company to challenge the applicability of the NJCFA. The amended complaint was served during April 1997 and Plaintiff currently seeks $1,405,000 in damages as well as treble damages under the NJCFA. The Company has served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third party claims against an adhesives supplier whose product was utilized by the Company in fabricating the subject panels. As of the date hereof, discovery has commenced but it is premature to render an estimate of the outcome of this litigation.

     For a description of certain environmental matters, see "Business -- Greensteel; Environmental Matters."

     Posterloid is not involved in any pending or threatened litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On March 24, 1998, the Company held its Annual Meeting of Shareholders (the "Meeting").

     (b)  Not applicable.

     (c)  At the Meeting, the following matter was voted upon:

          Election of two Class II Directors to the Board of Directors, each to hold office until the 1999 Annual meeting and until his successor is elected and qualified.

     The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                             Withhold
           Name                   For        Authority    Broker Non-Votes
           ----                   ---        ---------    ----------------

     Steven S. Elbaum          7,647,605      151,162             0
     Lyman C. Hamilton, Jr.    7,658,265      140,502             0

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's Common Stock is traded on the American Stock Exchange under the symbol PLI. As of April 30, 1998, there were approximately 2,346 shareholders of record of the Common Stock.

     The following table sets forth, for the fiscal periods shown (in May 1995, the Company changed its fiscal year to April 30 from December 31), the high and low sales prices for the Common Stock as reported on the American Stock Exchange:

                                                High                  Low
                                                ----                  ---
FISCAL 1996
     First Quarter (from May 25, 1995)  $      7-1/2             $   3-1/16
     Second Quarter                          3-15/16                  2-1/4
     Third Quarter                            2-9/16                  1-3/4
     Fourth Quarter                            2-5/8                  1-7/8

FISCAL 1997
     First Quarter                      $     2-1/4              $      5/8
     Second Quarter                           1-1/8                     5/8
     Third Quarter                            15/16                   11/16
     Fourth Quarter                             3/4                     1/4

FISCAL 1998
     First Quarter                      $       3/4              $      1/4
     Second Quarter                               1                     3/8
     Third Quarter                            15/16                   11/16
     Fourth Quarter                           1-1/2                     3/4

FISCAL 1999
  First Quarter (through June 30, 1998) $     1-3/4              $      7/8

     The Company has never declared or paid dividends on its Common Stock and does not anticipate paying dividends at any time in the foreseeable future. The terms of the Company's Series A Preferred Stock prohibits the Company from paying dividends on all classes of stock junior to such stock (including the Common Stock) while shares of the Company's Series A Preferred Stock remain outstanding. Effective February 1, 1998, the Company amended its Certificate of Incorporation to cease the accrual of dividends on its Series A Preferred Stock.

ITEM 6.                                 SELECTED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.


                                               FISCAL YEAR ENDED APRIL 30,
                                 ---------------------------------------------------------
Statement of Operations Data:     1998       1997(2)       1996        1995(1)      1994
                                 -------     -------      -------     -------      -------
                                          (in thousands, except per share data)
Net sales from operations        $34,167     $32,233      $35,627     $13,572      $ 5,108
                                 =======     =======      =======     =======      =======

Income (loss) from operations      1,392      (4,289)      (5,245)     (5,644)     (25,692)
                                 =======     =======      =======     =======      =======

Net income (loss)                  1,010      (5,109)      (5,769)     (5,728)     (25,732)
                                 =======     =======      =======     =======      =======

Preferred stock dividends         (1,545)     (2,059)      (2,040)       (448)        (448)
                                 =======     =======      =======     =======      =======

  (Loss) applicable to
   common stock                     (535)     (7,168)      (7,809)     (6,176)     (26,180)
                                 =======     =======      =======     =======      =======

Loss per share-basic and
 diluted                           (0.06)      (0.84)       (0.94)      (0.67)       (2.56)
                                 =======     =======      =======     =======      =======

Balance Sheet Data:

Total assets                      18,464      16,901       18,983      22,153        8,187
                                 =======     =======      =======     =======      =======

Long-term obligations             13,842      11,499        7,380       1,785        4,927
                                 =======     =======      =======     =======      =======

Preferred stock                   25,731      25,731       25,731      25,502        6,933
                                 =======     =======      =======     =======      =======

  Total stockholders' equity
   (deficit)                      (3,475)     (2,990)       4,084      11,090        1,472
                                 =======     =======      =======     =======      =======

--------------------

(1)   Includes the results of Greensteel for the four months ended
      April 30, 1995. See Item 1, "Business-Background" and Note 1 to Notes to Consolidated Financial Statements.

(2) Includes a $650,000 restructuring charge for the discontinuance of APV's operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table summarizes, for the periods presented, the respective amounts of Greensteel, APV and Posterloid:


                                              FISCAL YEAR ENDED APRIL 30,
                                           --------------------------------
                                            1998         1997        1996
                                           -------      -------     -------
                                          (in thousands, except percentages)

Net sales
   Greensteel                              $27,813     $26,152      $30,070
   Posterloid                                6,354       6,081        5,557
                                           -------     -------      -------
                                            34,167      32,233       35,627

Gross Profit
   Greensteel                                7,459       5,740        6,129
   Posterloid                                2,422       1,738        1,635
                                           -------     -------      -------
                                             9,881       7,478        7,764

Gross Margin                                  28.9%        23.2%       21.8%
   Greensteel                                 26.8%        21.9%       20.4%
   Posterloid                                 38.1%        28.6%       29.4%

Selling, general and administrative expenses
   Greensteel                                6,184       6,967        6,356
   Posterloid                                1,725       1,668        1,766
   APV and Corporate                           435       1,179        1,856
                                           -------     -------      -------
                                             8,344       9,814        9,978
Research and development-APV                   --        1,158        2,886
Restructuring Expense-APV                      --          650          --
Amortization of goodwill-Posterloid            145         145          145
Operating income (loss)
   Greensteel                                1,275      (1,227)        (276)
   Posterloid                                  552         (75)        (227)
   APV and Corporate                          (435)     (2,987)      (4,742)
                                           -------     -------      -------
                                             1,392      (4,289)      (5,245)

Net interest expense                           839         910          516
Other (income) expense                         472          90            8

     FISCAL YEAR ENDED APRIL 30, 1998 COMPARED WITH FISCAL YEAR ENDED APRIL 30, 1997


     The Company's net sales for the fiscal year ended April 30, 1998 increased by 6% to $34,167,000 compared to net sales of $32,233,000 for the fiscal year ended April 30, 1997. Sales at Greensteel improved by 6% to $27,813,000, an increase of $1,661,000 over the previous fiscal year. The Company's conversion to a dealer network using specialty school supply dealers, rather than a direct sales effort, resulted in increased volume due to better geographical coverage. Dealer revenue for the fiscal year ended April 30, 1998 improved from the previous year by $4,713,000 or 40% and represented 58% of total sales. This increase was partially offset by the loss of installation work that was previously done by the Company and is currently performed by the dealer. Total bookings for the fiscal year for Greensteel were $32,700,000 as compared to $26,438,000 for the prior year, an increase of $6,262,000, or 24%. Backlog at April 30, 1998 was $16,761,000
as compared to $11,874,000 at the end of the previous year. Posterloid's net sales for fiscal 1998 were $6,354,000 as compared to $6,081,000 for the previous year, an increase of 4%. This increase was due to added sales of menuboards to several restaurant and theater chains. Bookings for the fiscal year were $6,541,000 as compared to $6,168,000 for the prior year, an increase of 6%. The backlog at April 30, 1998 was $760,000 as compared to a backlog at April 30, 1997 of $573,000, an increase of $187,000, or 33%.

     Consolidated gross profit for the fiscal year ended April 30, 1998 improved by $2,403,000 to $9,881,000, or 32%, as compared to $7,478,000 in the previous year. The gross margin increased to 28.9% from 23.2% of net sales. Greensteel's gross margin improved to 26.8% from 21.9% reflecting improved product mix related to additional sales to dealers and increased plant throughput. The gross profit and gross margin for Posterloid were higher in fiscal 1998 than in fiscal 1997, being $2,422,000 compared with $1,738,000 and 38.1% compared with 28.6%.

     Selling, general and administrative expenses for the fiscal year ended April 30, 1998 decreased by $1,470,000 as compared to the previous year. This decrease was due to lower bad debt expenses and lower selling expenses resulting from the conversion to a dealer network, to rather than direct sales.

     In April 1997, the Company determined to discontinue its research and development efforts and market its PolyVision-TM- display technology solely through third-party licensing agreements. Therefore, in fiscal 1998 there were no research and development costs. The restructuring costs in fiscal 1997 represented the costs to discontinue APV.

     Other income in 1998 includes a $307,000 gain on the sale of the Company's property in North Carolina.

     FISCAL YEAR ENDED APRIL 30, 1997 COMPARED WITH FISCAL YEAR ENDED APRIL 30, 1996

     The Company's net sales for the fiscal year ended April 30, 1997 decreased 10% to $32,233,000 compared to net sales of $35,627,000 for the fiscal year ended April 30, 1996. This decline resulted from reduced sales of $3,918,000 at Greensteel. In fiscal 1997, Greensteel had been in the process of converting its distribution channels to sales through dealers which do not require extended project management and are not subject to construction cost overruns or increased working capital requirements for performance bonds and retainage. As a result of selling through dealers, installation work that was previously done by the Company is performed by the dealer, resulting in reduced revenues. During fiscal 1997 the Company added 19 new dealers covering various geographic areas of the United States. Distributor sales for fiscal 1997 increased by 27% compared to fiscal 1996. Net sales for Posterloid increased by $524,000 or 9% in fiscal 1997. These additional sales were due to a significant increase in volume with a fast food restaurant chain.

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

     Research and development costs related to the PolyVision-TM- technology decreased by $1,728,000 for fiscal 1997. In April 1997, the Company made the decision to discontinue its research and development efforts and market the PolyVision-TM- technology through licensing agreements. This decision permitted the Company to better utilize its financial resources and resulted in a charge of $650,000 for restructuring expenses. This includes the estimated costs of severance pay and benefits and the write-down of assets to net realizable value.

     FISCAL YEAR ENDED APRIL 30, 1996 COMPARED WITH FISCAL YEAR ENDED APRIL 30, 1995

     The fiscal 1996 comparative increase in net sales of approximately $22,055,000, or 162%, was primarily attributable to a full year of Greensteel's operations as compared to the four month period subsequent to its effective purchase by Alpine on December 21, 1994 for the fiscal year ended April 30, 1995. Greensteel's comparable revenues for the year ended April 30, 1995 were $32,611,000. The decrease in Greensteel's revenues is primarily due to comparably lower sales of third party provided casework in accordance with Greensteel's decision in 1993 to discontinue reliance on third parties which had led in the past to substantial cost overruns and late deliveries. In addition, Posterloid's fiscal 1996 revenues increased approximately $639,000 or 13% with increases in both the menuboard and Viscon banking product lines. Greensteel's business is seasonal and a disproportionate amount of its sales and operating profits occur in the third calendar quarter of the year. This occurs as a result of increased business activity in the summer months when schools are closed and construction activity increases.

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

     Research and development expenses, excluding depreciation and amortization charges, decreased $780,000 on a comparative basis from fiscal 1995. The Company has determined that the most cost effective method in the event of full scale production of PolyVision-TM- displays is through third party subcontractors. In this regard the Company did not exercise its option to renew the lease at its Wallingford, Connecticut facility which expired in December 1996. In connection with this decision, depreciation and amortization expenses have been accelerated while other PolyVision-TM- technology manufacturing-related costs have been reduced, such that research and development expenses for fiscal 1997 were anticipated to be approximately $1,200,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the fiscal year ended April 30, 1998, $538,000 of cash was used to support operating activities. This included $247,000 due to an increase in accounts receivable because of added sales volume in fiscal 1998 and also $1,183,000 for increased inventories in order to provide for better customer service. Another $336,000 was for an increase in other current assets, primarily for insurance rebates. Accounts payable and accrued expenses decreased by $119,000. Funds from operating activities were provided by net income and depreciation from operations of $1,010,000 and $382,000, respectively. Capital expenditures were $539,000, predominately for installation of computer hardware and manufacturing systems software. The sale of property in North Carolina contributed $307,000 in funds. Cash financing was provided by an increase of $667,000 in the revolving credit facility with BankBoston, N.A. and an increase in borrowings from Alpine of $559,000. During fiscal 1998, $580,000 of long-term debt was repaid. For the fiscal year ended April 30, 1998, Greensteel provided $119,000 from operations while Posterloid used $49,000 for its operating activities.

     On July 23, 1997, Greensteel, as borrower, and the Company, as guarantor, entered into an Amended and Restated Master Credit Agreement with BankBoston, N.A. which amended the previous agreement, dated April 25, 1996.
 The new agreement provides for a revolving credit line of up to $3,800,000, based upon eligible accounts receivable and inventory, as defined (unused and available borrowings were $835,000 at April 30, 1998) at the Bank's prime rate plus a margin based on certain performance ratios (10.0% at April 30, 1998) and a $920,000 term loan payable in 17 consecutive equal monthly installments of $20,000 with interest at the Bank's prime rate plus a margin based on certain performance ratios (10.5% at April 30, 1998) with the remaining unpaid principal amount of $580,000 due on May 31, 1999. The agreement terminates on May 31, 1999 and provides for renewal at the Bank's discretion. On June 25, 1998, the agreement was amended to increase the revolving credit line to $4,250,000. On July 20, 1998, the agreement was amended to extend the maturity date to August 31, 1999. As of April 30, 1998, the Company had reduced the balance of the term loan to $400,000. Substantially all of Greensteel's assets are pledged as collateral under the credit facility. The agreement requires Greensteel's compliance with certain financial covenants including specific levels of earnings before interest, taxes and depreciation, and specific current ratio levels and debt levels.

          In May 1995, the Company entered into an agreement with Alpine, pursuant to which the Company had the right to borrow prior to May 24, 1997 up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision-TM- display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (currently approximately 8-1/2%). As of April 30, 1998, $5,000,000 was outstanding under this agreement.

          The Company also executed a promissory note to Alpine to borrow an additional $2,028,000, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at April 30, 1998). As of April 30, 1998, the Company owed Alpine a total of $7,028,000 under this note and the foregoing agreement, including accrued interest of $658,000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is required to adopt the new standards for fiscal year ending April 30, 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information in interim financial statements. The disclosure requirements would have to be adopted by the Company for the fiscal year ending April 30, 1999.

YEAR 2000 COMPLIANCE

     In fiscal 1998, the Company began several information system improvement initiatives that will require increased expenditures in future years. These initiatives include the implementation of computer systems that are year 2000 compliant. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 requirements. These ongoing initiatives are not anticipated to be material to the Company's results of operations, liquidity or its capital resources.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to the Company's history of operating losses and accumulated deficit, product and technology development, market acceptance of new products and continuing product demand, the impact of competitive products and pricing, dependence on the construction market generally, future capital requirements, changing economic conditions, including changes in short-term interest rates, and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and supplementary data of the Company appear on pages F-2 through S-6 of this Form 10-K, are indexed herein under Item 14(a)(1), and are incorporated herein by reference. See also the financial statement schedule appearing herein under Item 14(a)(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of the directors and executive officers of the Company, and their positions with the Company, as of July 15, 1998, are as follows:

NAME                     AGE    POSITION
----                     ---    --------

Joseph A. Menniti        61     President, Chief Executive Officer and Director

Lawrence W. Hay          54     Vice President of Finance

Barry M. Puritz          55     Vice President of Marketing and Sales

Steven S. Elbaum         49     Chairman of the Board and Director

Ivan Berkowitz           52     Director

Stephen C. Knup          56     Director

Lyman C. Hamilton        71     Director

Bragi F. Schut           56     Director

------------------------------

     JOSEPH A. MENNITI was appointed President and Chief Operating Officer of the Company in May 1995. Mr. Menniti assumed the additional position of Chief Executive Officer of the Company in March 1998 and was elected a Director of the Company in May 1998. From 1989 to May 1995, Mr. Menniti was the Chief Executive Officer of DNE Systems, Inc., then a wholly-owned subsidiary of Alpine, and currently a subsidiary of Superior Telecom, Inc., which designs, manufactures and markets electronic and communications products and systems for the military, government and commercial sectors. Mr. Menniti held various positions at Grumman Aerospace Corporation prior to 1989.

     LAWRENCE W. HAY was appointed Vice President of Finance of the Company in August 1996. From 1985 to January 1996, Mr. Hay served as Vice President of Finance and Administration of Ceramicus, Inc., a manufacturer of ceramic tile.

     BARRY M. PURITZ was appointed Vice President of Marketing and Sales of the Company in May 1998. For one year prior to that, Mr. Puritz was the Executive Vice President, Marketing and Sales of the Greensteel division of the Company. From 1992 to 1997, Mr. Puritz was the President of the VisCon division of Posterloid, responsible for its bank merchandising business and for the development of new menuboard products for the restaurant business of Posterloid. Mr. Puritz joined the Company upon the sale of VisCon, Inc., which he founded, to the Company in 1992.

     STEVEN S. ELBAUM was elected Chairman of the Board and a director of the Company in December 1994. Mr. Elbaum has been a director of Alpine since 1980 and has served as its Chairman of the Board and Chief Executive Officer since June 1984. Mr. Elbaum has also been Chairman of the Board, President and Chief Executive Officer of Superior Telecom, Inc., a manufacturer of copper telecommunications wire and cable, since July 1996. Mr. Elbaum serves on the Board of Directors of Interim Services, Inc., a provider of value-added staffing and health care services, HumaScan, Inc., a developer of medical monitoring devices, and Broadway and Seymour, Inc., a developer and vendor of computer software technologies.

     IVAN BERKOWITZ was elected a director of the Company in May 1995, and served as Chief Executive Officer of the Company from such date to April 1997. Previously, from September 1993 to March 1995, he was the Managing General Partner of Steib & Company, a private investment partnership. Since March 1995, Mr. Berkowitz has also been a director of Propierre I, a public French real estate mutual fund, and, since July 1995, a director of Harmony Holdings, Inc., a company engaged in the commercial film production business. From 1978 through December 1994, Mr. Berkowitz was a Managing Director of Chestnut Hill Securities, Inc., a registered broker-dealer in Los Angeles, California.

     STEPHEN C. KNUP was elected a director of the Company in May 1995. Mr. Knup has been the Executive Vice President and Chief Financial Officer of MG North America Holdings Inc. (formerly known as Metallgesellschaft Corp.), a raw materials company, from November 1994 to the present. Mr. Knup formerly served as Chief Operating Officer of Frankel & Co., an insurance brokerage company, from May 1994 to November 1994, and as the Senior Vice President and Chief Financial Officer of AMAX Inc., a natural resource and a natural gas producer, from February 1988 to December 1993 and as a consultant to Cyprus Amax Minerals Company, its successor by merger, from January 1994 to March 1994.

     LYMAN C. HAMILTON, JR. was elected a director of the Company in May 1995. Mr. Hamilton is currently a private investor and served as President and Chief Executive Officer of APV from March 1991 to December 1992. From December 1989 to September 1990, Mr. Hamilton served as Chairman and Chief Executive Officer of Imperial Corporation of America, a public bank holding company (Imperial Corporation of America filed a petition under Chapter 11 of the U.S. Bankruptcy Code on February 28, 1990); and from 1980 to December 1989, he served as Chairman and President of Tamco Enterprises, Inc., a private investment company. From 1962 to 1979, Mr. Hamilton served in various senior executive officer positions with ITT Corp. and was its Chief Executive Officer in 1978 and 1979 and a director from 1974 to 1979. Mr. Hamilton currently serves on the Board of Directors of InterDigital Communications Corp., a manufacturer of wireless telephone equipment, Scan-Optics, Inc., a manufacturer of optical character recognition equipment, and a member of the Advisory Boards of Desai Capital Management and UBS Asset Management. Mr. Hamilton served on Alpine's Board of Directors from 1991 to November 1993.

     BRAGI F. SCHUT was elected a director of the Company in December 1994. Mr. Schut has been a director of Alpine since 1984 and its Executive Vice President since 1986. Mr. Schut is also a director of Superior Telecom, Inc.

     No family relationship exists among any of the directors or executive officers of the Company. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director or executive officer was selected as a director or executive officer of the Company. All executive officers are appointed annually by the Board of Directors.

     Pursuant to the Company's Restated Certificate of Incorporation, the Board is divided into two classes, with staggered two-year terms, and one class of directors is elected at each Annual Meeting of Shareholders. On March 24, 1998, Messrs. Elbaum and Hamilton were re-elected to the Company's Board of Directors as Class II directors to hold office until the 1999 Annual Meeting of Shareholders and until their successors are elected and qualified. Messrs. Berkowitz, Knup and Schut were elected as Class I directors and hold office until the 1998 Annual Meeting of Shareholders and until their successors are elected and qualified. The Company's Board maintains an Audit Committee and a Compensation Committee. As of June 30, 1998, Messrs. Elbaum, Hamilton and Knup served on the Audit Committee, and Messrs. Berkowitz, Knup and Schut served on the Compensation Committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based solely upon its review of the copies of reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), received by the Company, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, the Company believes that, during the year ended April 30, 1998, all filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners under Section 16(a) of the Exchange Act were complied with, except that Bragi
F. Schut, a director, made a late Form 4 filing due to administrative oversight.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation (including cash bonuses) paid or accrued by the Company for its fiscal year ended April 30, 1998 and the two prior fiscal years to its Chief Executive Officer and the only other executive officer earning $100,000 per year (the "Named Executive Officers").

                                    SUMMARY COMPENSATION TABLE

                                                      ANNUAL                               LONG-TERM
                                                   COMPENSATION                          COMPENSATION
                                       --------------------------------------      -------------------------
                                                                 OTHER ANNUAL      RESTRICTED   COMMON STOCK
NAME AND PRINCIPAL           FISCAL    SALARY         BONUS      COMPENSATION        STOCK       UNDERLYING
POSITION                      YEAR       ($)           ($)          ($)(2)          AWARDS (#)   OPTIONS (#)
------------------           ------    ------     ------------   ------------       ---------   ------------
Joseph A. Menniti             1998     205,900        67,000          --                --         30,000
President and Chief           1997     191,000        30,000          --                --             --
Executive Officer             1996     185,000            --      32,000(1)         15,000         75,000


Barry M. Puritz               1998     109,400        30,000          --                --          7,000
Vice President of             1997     107,400            --          --                --             --
Marketing and Sales           1996     133,700(3)         --          --                --             --


--------------

(1) This amount was received as a signing bonus under Mr. Menniti's employment agreement. See "Employment Agreements" below.

(2) The aggregate value of benefits to be reported under the "Other Annual Compensation" column did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the Named Executive Officer.

(3)  The salary paid in 1996 included compensation for sales commissions.

STOCK OPTIONS


     The following table sets forth information with respect to grants of options ("Options") to purchase Common Stock under the Company's 1994 Stock Option Plan to the Named Executive Officers during the fiscal year ended April 30, 1998.

                                    OPTION GRANTS IN FISCAL YEAR ENDED APRIL 30, 1998


                                     % OF TOTAL                                   POTENTIAL REALIZED
                                      OPTIONS                                      VALUE AT ASSUMED
                                     GRANTED TO     EXERCISE                      ANNUAL RATE OF STOCK
                        OPTIONS      EMPLOYEES       PRICE      EXPIRATION          APPRECIATION FOR
NAME                   GRANTED(1)  IN FISCAL YEAR   ($/sh)(1)      DATE              OPTION TERM(2)
----                   ----------  --------------   --------    ----------        --------------------
                                                                                     5%         10%
                                                                                  --------    --------
Joseph A. Menniti       30,000        25.0%          $1.00      Dec. 2007         $11,100      $32,100

Barry M. Puritz          7,000         5.8%           1.00      Dec. 2007           2,600        7,500


-----------------------------

(1)  All options were granted at or above market value on the date of grant.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon other factors, including the future performance of the Common Stock and overall stock market conditions.


           AGGREGATED OPTIONS EXERCISED DURING FISCAL 1998 AND FISCAL
                              YEAR-END OPTION VALUES

     The following table sets forth for the Named Executive Officers information on options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of the Company's
Common Stock.


                                                   NUMBER OF SECURITIES
                          SHARES       VALUE           UNDERLYING                 VALUE OF UNEXERCISED
                       ACQUIRED ON    REALIZED    UNEXERCISED OPTIONS AT          IN THE MONEY OPTIONS
NAME                    EXERCISE(#)     ($)          APRIL 30, 1998(#)             AT APRIL 30, 1998(1)
----                   ------------   --------    -----------------------         ---------------------
                                                EXERCISABLE   UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                                -----------   -------------      -----------  -------------
Joseph A. Menniti          -0-          -0-      67,500          37,500            $20,925     $11,625

Barry M. Puritz            -0-          -0-         -0-           7,000                -0-       2,170


------------------------

(1) Represents the difference between the last sale price of the Common Stock on April 30, 1998 ($1.31 per share), and the exercise price of the option multiplied by the applicable number of options.

DIRECTORS' COMPENSATION

     In addition to grants made pursuant to the Company's 1995 Directors Stock Option and Stock Grant Plans, non-employee directors receive $500 for each Board or committee meeting attended. All expenses in connection with attendance at such meetings are paid by the Company. Employee directors are not separately compensated for serving on the Board.

EMPLOYMENT AGREEMENTS

     Pursuant to an Employment Agreement, dated as of May 1, 1995, between the Company and Joseph A. Menniti, Mr. Menniti agreed to serve as the President of the Company until either he or the Company elects to terminate such employment upon prior written notice. Under the terms of the Employment Agreement, Mr. Menniti receives an annual base salary, subject to annual reviews, of $210,000, for services rendered in such position, plus an annual bonus of not less than 30%, of such base salary in the event the Company achieves annual targeted performance objectives set by the Board of Directors.

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

     In March 1998, David H. Holt resigned from his position as the Company's Chief Executive Officer and a director. Pursuant to the terms of Mr. Holt's employment agreement, dated as of March 15, 1997, the Company paid Mr. Holt a severance payment in the amount of $215,000 on account of all obligations owing to him. All stock options held by Mr. Holt were cancelled. Mr. Holt remains subject to all continuing requirements of confidentiality and noncompetition.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee of the Board of Directors were Bragi F. Schut, Ivan Berkowitz and Stephen C. Knup during the fiscal year ended April 30, 1998. No member of the Board of Directors or the Compensation Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


     The Compensation Committee (the "Committee") of the Board of Directors of the Company was established in 1990 and did not hold any meetings during the fiscal year ended April 30, 1998. The duties and responsibilities of the Committee include the following:

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

     During the fiscal year ended April 30, 1998, the full Board approved bonuses and granted options to certain of its executive officers and certain employees. In each case, the Board's decision was based upon the principles and procedures outlined above.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to the shares of Common Stock owned as of June 30, 1998, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table herein; and
(iv) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes following the table, (a) the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, and (b) the business address of each such person is c/o PolyVision Corporation, 29 Laing Avenue, Dixonville, Pennsylvania 15734.

                                                              Percent of
                                 Number of Shares            Common Stock
Name and Address of                Beneficially              Beneficially
Beneficial Owner                     Owned (1)                 Owned (1)
-------------------              ----------------            -------------

The Alpine Group, Inc.             1,436,603                     16.8%
1790 Broadway
New York, NY 10017

Steven S. Elbaum                     472,444(2)(3)                5.5%
c/o The Alpine Group, Inc.
1790 Broadway
New York, NY 10019


Ivan Berkowitz                       137,500(4)                   1.6%
1790 Broadway
New York, NY  10019

Lyman C. Hamilton, Jr.                54,848(2)(3)                 *
69 Byron Drive
Avon, CT  06001

Stephen C. Knup                       28,750(2)(3)                 *
c/o MG North America Holdings Inc.
520 Madison Avenue
New York, NY  10022

Bragi F. Schut                       147,803(2)(3)                1.7%
c/o The Alpine Group, Inc.
1790 Broadway
New York, NY 10019

Joseph A. Menniti                     95,250(5)                   1.1%

All executive officers and           936,595(2)-(5)              10.9%
directors as a group
(6 persons)

-------------------------

* Percentage ownership is less than 1%.

(1) Includes, in accordance with Rule 13d-3(d)(1)(i) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), 8,561,762 shares of Common Stock outstanding as of June 30, 1998, and to the extent set forth in the next sentence only, includes shares issuable upon the exercise of options within 60 days of such date under the Company's stock option plan held by the persons included in the table. For the purpose of computing the percentage of outstanding shares beneficially owned by a particular person, any securities not outstanding which are subject to options, warrants, rights or conversion privileges exercisable by that person within 60 days of June 30, 1998, have been deemed to be outstanding, but have not been deemed outstanding for the purpose of computing the percentage of the class beneficially owned by any other person.

(2) Pursuant to the Company's 1995 Directors Stock Grant Plan, each of Messrs. Elbaum, Hamilton, Knup and Schut were granted 10,000 shares of Common Stock in October 1995. Under the terms of the 1995 Directors Stock Grant Plan, one-third of such shares vested on the dates of the 1995, 1996 and 1997 Annual Meetings of Shareholders.

(3) Pursuant to the Company's 1995 Directors Stock Option Plan, each of Messrs. Elbaum, Hamilton, Knup and Schut were granted stock options to purchase 25,000 shares of Common Stock in October 1995 at an exercise price of $3.86 per share. Under the terms of the 1995 Directors Stock Option Plan, such options are exercisable over a four-year period, vesting as to one-fourth of the total number of options granted in October of each year, commencing October 1996.

(4) Includes (i) 15,000 "restricted" shares of Common Stock granted to Mr. Berkowitz under the terms of his former employment agreement with the Company, and (ii) stock options to purchase 87,500 shares of Common Stock granted to Mr. Berkowitz under the terms of the Company's 1994 Stock Option Plan at an exercise price of $3.86, and (iii) 35,000 shares received by Mr. Berkowitz pursuant to his employment agreement.

(5) Includes (i) 9,000 of the 15,000 "restricted" shares of Common Stock granted to Mr. Menniti under the terms of his employment agreement with the Company, with the remaining shares to be earned in equal 3,000 share installments on May 1, 1999 and 2000, subject to certain conditions in the event of Mr. Menniti's earlier termination of employment, (ii) stock options to purchase 56,250 of the 75,000 shares of Common Stock granted to Mr. Menniti under the terms of the Company's 1994 Stock Option Plan at an exercise price of $1.00, with the remaining 18,750 shares to be exercisable on May 1, 1999, subject to certain conditions in the event of Mr. Menniti's earlier termination of employment, and (iii) stock options to purchase 30,000 shares of Common Stock granted under the terms of the Company's 1994 Stock Option Plan at an exercise price of $1.00 which fully vest on December 9, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1995, the Company entered into an agreement with Alpine, the Company's largest single shareholder, pursuant to which the Company had the right to borrow prior to May 24, 1997 up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with the display technology of APV. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds (currently approximately 8-1/2%). The principal balance outstanding will be due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private, equity or debt financing made by the Company at any time before maturity. As of April 30, 1998, $5,000,000 was outstanding under such agreement.

     The Company also executed a promissory note to Alpine to borrow an additional $2,028,000, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at April 30, 1998). As of April 30, 1998, the Company owed Alpine a total of $7,028,000 under this note and the foregoing agreement, including accrued interest of $658,000.

     Adience (currently known as Premier Refractories Inc.) has performed in the past certain management and administrative services for the Company. These services included the use of Adience's management information system. The fee paid by the Company for these services in fiscal 1997 and in prior years, as agreed to by the Boards of Adience and the Company, was $300,000 per year. Effective May 1997, these services are no longer being provided by Adience, as the Company currently performs them internally.

     The Board of Directors of the Company and Alpine contain some of the same members. See Item 10, "Directors and Executive Officers of the Registrant."

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1) FINANCIAL STATEMENTS.

     The following financial statements of PolyVision Corporation are submitted in a separate section beginning on page F-1 pursuant to the requirements of Form 10-K, part II, Item 8 and Part IV, Items 14(a) and 14(d):

                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-1

Consolidated Balance Sheets as of April 30, 1998 and 1997                    F-2

Consolidated Statements of Operations for the Years ended
April 30, 1998, 1997 and 1996                                                F-3

Consolidated Statements of Stockholders' Equity (Deficit) for
the Years ended April 30, 1998, 1997 and 1996                                F-4

Consolidated Statements of Cash Flows for the Years ended
April 30, 1998, 1997 and 1996                                                F-5

Notes to Consolidated Financial Statements                                   F-7


     (a)(2) FINANCIAL STATEMENT SCHEDULES.

     The following schedules of PolyVision Corporation are submitted for the years ended April 30, 1998, 1997 and 1996:

                                                                            Page
                                                                            ----
Schedule I - Condensed Financial Information of Registrant                   S-1

Schedule II - Valuation and Qualifying Accounts                              S-6

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

  10.23 Amended and Restated Employment Agreement, dated as of May 1, 1995, between the Company and Joseph A. Menniti.(7)

  10.25 Articles of Agreement, dated February 28, 1996, between Greensteel and The Carpenters' District Council of Western Pennsylvania.(7)

  10.26 Master Credit Agreement, dated as of April 25, 1996, among Bank of Boston Connecticut (the "Bank"), Greensteel and the Company.(7)

  10.27 Security Agreement, dated as of April 25, 1996, between the Bank and Greensteel.(7)

  10.28 Pledge Agreement, dated as of April 25, 1996, between the Bank and Greensteel.(7)

  10.29 Unlimited Continuing Guaranty Agreement, dated as of April 25, 1996, between the Bank and the Company.(7)

Exhibit No.    Document
-----------    --------
     10.30     Stock Pledge Agreement, dated as of April 25, 1996, between the
               Bank and the Company.(7)

     10.31 Agreement of Transfer, dated as of January 31, 1996, between the Company and Greensteel.(7)

     22.1      Subsidiaries of the Company.(7)

     27.1      Financial Data Schedule.


----------------------

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

                                   POLYVISION CORPORATION

Date:  July 24, 1998               By: /s/ Joseph A. Menniti
                                      --------------------------------------
                                        Joseph A. Menniti
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Steven S. Elbaum
---------------------------    Chairman of the Board              July 27, 1998
Steven S. Elbaum               and Director

/s/ Joseph A. Menniti
---------------------------    President, Chief Executive         July 24, 1998
Joseph A. Menniti              Officer and Director (principal
                               executive officer)

/s/ Ivan Berkowitz
---------------------------    Director                           July 23, 1998
Ivan Berkowitz

/s/ Lawrence W. Hay
---------------------------    Vice President of Finance          July 22, 1998
Lawrence W. Hay                (principal financial and
                               accounting officer)

/s/ Lyman C. Hamilton, Jr.
---------------------------    Director                           July 27, 1998
Lyman C. Hamilton, Jr.

/s/ Stephen C. Knup
---------------------------    Director                           July 21, 1998
Stephen C. Knup

/s/ Bragi F. Schut
---------------------------    Director                           July 28, 1998
Bragi F. Schut

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PolyVision Corporation:


We have audited the accompanying consolidated balance sheets of PolyVision Corporation, a New York corporation, and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PolyVision Corporation and subsidiaries as of April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles.

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

                                   ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania
July 20, 1998

                      POLYVISION CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              April 30, 1998 and 1997
                    (amounts in thousands, except share amounts)

                                                      1998          1997
                                                   ---------      ---------

ASSETS
------
Current Assets:
  Cash                                             $     291      $     415
  Accounts receivable, net of allowance for
   doubtful accounts of $795 and $1,013                7,267          7,020
  Inventories                                          4,519          3,336
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                     719            690
  Prepaid expenses and other current assets              453            146
                                                   ---------      ---------
   Total current assets                               13,249         11,607
Property and equipment, net                            1,513          1,442
Goodwill, net                                          3,692          3,836
Other assets                                              10             16
                                                   ---------      ---------
     TOTAL ASSETS                                  $  18,464      $  16,901
                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Short-term borrowings                            $   2,965      $   2,298
  Current maturities of long-term debt                   240            980
  Accounts payable                                     2,499          2,361
  Accrued expenses                                     2,014          2,494
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                     379            259
                                                   ---------      ---------
  Total current liabilities                            8,097          8,392
Long-term debt, less current maturities                  160             --
Indebtedness to The Alpine Group, Inc.                 7,028          6,382
Accrued dividends                                      5,643          4,099
Royalties payable                                        750            750
Excess of net assets over purchase price
 of acquisition                                          261            268

Commitments and contingencies

Stockholders' Equity:
 Series A Preferred Stock, $.01 par value, at
  $25 per share liquidation value; authorized
  1,500,000 shares, issued and outstanding
  1,029,253 and 1,029,253 shares                      25,731         25,731
 Common stock, $.001 par value; authorized
  25,000,000 shares, issued and outstanding
  8,561,762 and 8,540,762 shares                           9              9
   Capital in excess of par value                     38,668         38,618
   Accumulated deficit                               (67,883)       (67,348)
                                                   ---------      ---------
     Total stockholders' deficit                      (3,475)        (2,990)
                                                   ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  18,464      $  16,901
                                                   =========      =========

          The accompanying notes are an integral part of these consolidated financial statements.

                      POLYVISION CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the years ended April 30, 1998, 1997, and 1996
                  (amounts in thousands, except per share amounts)

                                                 1998         1997       1996
                                               --------   --------  ---------

Net sales                                      $ 34,167   $ 32,233  $  35,627
Cost of goods sold                               24,286     24,755     27,863
                                               --------   --------  ---------
     Gross profit                                 9,881      7,478      7,764

Selling, general and administrative               8,344      9,814      9,978
Research and development                             --      1,158      2,886
Amortization of goodwill                            145        145        145
Restructuring expenses                               --        650         --
                                               --------   --------  ---------
     Operating income (loss)                      1,392     (4,289)    (5,245)

Interest income                                      --         --         71
Interest expense                                   (839)      (910)      (587)
Other income (expense), net                         472         90         (8)
                                               --------   --------  ---------
     Income (loss) before income taxes            1,025     (5,109)    (5,769)

Income tax expense                                   15         --         --
                                               --------   --------  ---------
     Net income (loss)                            1,010     (5,109)    (5,769)

Preferred stock dividends                         1,545      2,059      2,040
                                               --------   --------  ---------

Loss applicable to common stock                $   (535)   $(7,168)   $(7,809)
                                               ========   ========   ========

Loss per share of common stock-basic           $  (0.06)  $  (0.84)  $  (0.94)
                                               ========   ========   ========

Loss per share of common stock-diluted         $  (0.06)  $  (0.84)  $  (0.94)
                                               ========   ========   ========

Average common shares outstanding-basic       8,561,762  8,534,612  8,339,200
                                              =========  =========  =========

Average common shares outstanding-diluted     8,561,762  8,534,612  8,339,200
                                              =========  =========  =========

          The accompanying notes are an integral part of these consolidated financial statements.

                                        POLYVISION CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 For the years ended April 30, 1998, 1997, and 1996
                                   (Amounts in thousands, except share amounts)

                                                                             Series A
                                                  Common Stock            Preferred Stock      Capital In
                                              ---------------------    ---------------------    Excess of   Accumulated
                                                Shares      Amount      Shares       Amount     Par Value     Deficit       Total
                                              ---------   ---------    ---------   ---------    ---------   ---------    ---------
Balance at April 30, 1995                     8,301,073       $   8    1,020,076   $  25,502    $  37,951    $(52,371)     $11,090
Dividends on Preferred Stock                                                                                   (2,040)      (2,040)
Shares Issued in Connection with Union
   Agreement                                    229,000           1                                   486                      487
Issuance of Preferred Stock in Lieu of
        Deferred Interest                                                  9,177         229                                   229
Compensation Expense Related to Stock Grants                                                           87                       87
Net (Loss) for the year ended April 30, 1996                                                                   (5,769)      (5,769)
                                              ---------   ---------    ---------   ---------    ---------   ---------    ---------
Balance at April 30, 1996                     8,530,073           9    1,029,253      25,731       38,524     (60,180)       4,084
Dividends on Preferred Stock                                                                                   (2,059)      (2,059)
Compensation Expense Related to Stock Grants     10,689                                                94                       94
Net (Loss) for the year ended April 30, 1997                                                                   (5,109)      (5,109)
                                              ---------   ---------    ---------   ---------    ---------   ---------    ---------
Balance at April 30, 1997                     8,540,762           9    1,029,253      25,731       38,618     (67,348)      (2,990)
Dividends on Preferred Stock                                                                                   (1,545)      (1,545)
Compensation Expense Related to Stock Grants     21,000                                                50                       50
Net Income for the year ended April 30, 1998                                                                    1,010        1,010
                                              ---------   ---------    ---------   ---------    ---------   ---------    ---------
Balance  at April 30, 1998                    8,561,762   $       9    1,029,253   $  25,731    $  38,668    $(67,883)    $ (3,475)
                                              =========   =========    =========   =========    =========   =========    =========



     The accompanying notes are an integral part of these consolidated financial statements.

                          POLYVISION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended April 30, 1998, 1997, and 1996
                                   (amounts in thousands)

                                                             1998         1997        1996
                                                          ---------    ---------   ---------
  Cash flows from operating activities:
     Income (Loss) from operations                           $1,010      ($5,109)    ($5,769)
     Adjustments to reconcile income (loss) from
        operations to net cash (used for) operations:
     Depreciation and amortization                              382          498       1,156
     Compensation expense for stock grants                       50           94         574
     Deferred interest                                           87          571         229
     Gain on sale of assets                                    (307)          --          --
   Change in assets and liabilities:
     Accounts receivable                                       (247)       1,007         331
     Inventories                                             (1,183)         399       1,294
     Other current assets                                      (336)         332          31
     Other assets                                                 5          (16)         --
     Accounts payable and accrued expenses                     (119)        (689)     (1,468)
     Other                                                      120         (244)        (19)
                                                          ---------    ---------   ---------
  Cash (used for) operating activities                         (538)      (3,157)     (3,641)
                                                          ---------    ---------   ---------
  Cash flows from investing activities:
     Capital expenditures                                      (539)        (435)       (774)
     Proceeds from sale of assets                               307           35          --
                                                          ---------    ---------   ---------
  Cash (used for) investing activities                         (232)        (400)       (774)
                                                          ---------    ---------   ---------
  Cash flows from financing activities:
     Net short-term borrowings (repayments)                     667        1,046        (127)
     Long-term borrowing                                        920           --       1,200
     Repayments of long-term borrowings                      (1,500)        (220)     (1,115)
     Advances from The Alpine Group, Inc.                       559        2,476          --
     Promissory note borrowings                                  --           --       3,335
     Net repayments of receivable from affiliates                --           --       1,532
                                                          ---------    ---------   ---------
  Cash provided by financing activities                         646        3,302       4,825
                                                          ---------    ---------   ---------
  Net increase (decrease) in cash                              (124)        (255)        410
  Cash at beginning of period                                   415          670         260
                                                          ---------    ---------   ---------
  Cash at end of period                                   $     291    $     415   $     670
                                                          =========    =========   =========


         The accompanying notes are an integral part of these consolidated financial statements.

                          POLYVISION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the years ended April 30, 1998, 1997, and 1996
                                   (amounts in thousands)
                                        (Continued)

                                                             1998         1997        1996
                                                          ---------    ---------   ---------
Supplemental disclosures:
     Interest paid                                          $   291      $   245     $   358
                                                            =======      =======     =======
Non-cash investing and financing activities:
Conversion of The Alpine Group, Inc. indebtedness:
     Preferred stock                                                                  $  229
                                                                                      ======

Common stock issued in connection with Union Agreement                                $  487
                                                                                      ======
Property purchased through capital lease                    $    26
                                                            =======






          The accompanying notes are an integral part of these consolidated financial statements.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996


1.   BASIS OF PRESENTATION AND NATURE OF BUSINESS
     --------------------------------------------

     Polyvision Corporation, through its three wholly-owned subsidiaries:
     Greensteel, Inc., Posterloid Corporation and APV, Inc. (collectively, the "Company"), is engaged in the development, manufacture and sale of information display products.

     In May 1995, the Company (then named Information Display Technology, Inc. ("IDT") and consisting only of Greensteel) acquired by merger (the "Merger") the information display group, consisting of Posterloid and APV, of The Alpine Group, Inc.("Alpine"). The Company issued approximately 7,400,000 shares of Common Stock and 1,000,000 shares of its Series A Preferred Stock (liquidiation preference $25.00 per share) to Alpine in connection with the Merger, increasing Alpine's beneficial stock ownership percentage in the Company to approximately 90%. Alpine had previously acquired, in a separate stock transaction, control of the Company's principal shareholder, Adience, Inc. ("Adience") (currently known as Premier Refractories Inc.), a manufacturer of refractory products, which then owned approximately 80% of such outstanding shares. Shortly following the Merger, in June 1995, Alpine distributed approximately 73% of the outstanding shares of Common Stock as a one-time dividend to its stockholders, and retained approximately 17% of the shares of Common Stock. Alpine remains the Company's largest single shareholder. Alpine also owns 98% of the outstanding preferred stock of the Company.

     In April 1997, the Company determined to discontinue its research and development efforts and market its PolyVision display technology solely through third-party licensing agreements. This decision resulted in a restructuring charge of $650,000 in 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     CASH FLOW REPORTING
     The Company considers all highly liquid investments with an original maturity of 3 months or less to be cash equivalents.

     INVENTORIES
     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

     REVENUE RECOGNITION
     Greensteel's revenues are from sales of specific products and construction of custom installations under contracts. Revenues from sales of specific products are recorded when title transfers, which is typically when shipment occurs. Revenues from contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. Approximately 42% and 57% of Greensteel's revenues, and approximately 52% and 65% of the related costs of revenues were from contracts for the years ended April 30, 1998 and April 30, 1997, respectively. Provisions for losses on uncompleted contracts are made if it is determined that a contract will ultimately result in a loss.

     Posterloid recognizes revenues from sales of products when title transfers, which is typically when shipment occurs.

     WARRANTY CLAIMS
     Warranty claims are accounted for on an accrual basis based on historical experience. There have been no significant warranty claims to date.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)


     EARNINGS (Loss) PER COMMON SHARE
     The Financial Accounting Standards Board issued Statement of Financial Standards No.128, "Earnings per Share" in February 1997. This statement simplifies the standards for computing earnings per share previously found in APB opinion No. 15, "Earnings per Share." The Company adopted the provisions of FASB 128 in 1998. Given the net loss to common shareholders for all years presented there were no reconciling dilutive securities as all options outstanding to purchase common stock would have been antidilutive had they been exercised.

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

     GOODWILL
     Goodwill in the accompanying consolidated balance sheets represents the excess of cost over the fair value of net assets acquired related to the previous acquisition of Posterloid and is being amortized on a straight-line basis over forty years. The Company reviews goodwill to assess recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. In performing such reviews the Company estimates the future cash flows expected to result from Posterloid's product line. If the sum of the expected future cash flows (undiscounted and without interest charges) were to be less than the carrying amount, an impairment loss would be recognized. As a result of such reviews no impairment loss has been recognized. Accumulated amortization of goodwill was $1,540,000 and $1,396,000 at April 30, 1998 and 1997, respectively.

     EXCESS OF NET ASSETS OVER PURCHASE PRICE OF ACQUISITION
     Negative goodwill in the accompanying 1998 consolidated balance sheet represents the excess of the fair value of net assets acquired over the cost of IDT and is being amortized on a straight-line basis over forty years (see Note 1).

     RESEARCH AND DEVELOPMENT
     Research and development costs are expensed as incurred.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)

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

     RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is required to adopt the new standards for fiscal year ending April 30, 1999.

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

     RECLASSIFICATIONS
     Certain reclassifications have been made to the 1997 consolidated financial statements in order to present them in a manner consistent with 1998.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)


3.   INVENTORIES
     -----------

     The components of inventories are as follows at April 30, 1998 and 1997 (in thousands):


                                         1998      1997
                                        ------    ------
     Raw materials                      $3,242    $2,679
     Work in process                       967       527
     Finished goods                        310       130
                                        ------    ------
                                        $4,519    $3,336
                                        ======    ======

4.   CONTRACTS-IN-PROGRESS
     ---------------------

     The status of contract costs on uncompleted construction contracts was as follows at April 30, 1998 (in thousands):

                              COSTS AND ESTIMATED  BILLINGS IN EXCESS
                               EARNINGS IN EXCESS     OF COSTS AND
                                  OF BILLINGS      ESTIMATED EARNINGS   TOTAL
                              -------------------  ------------------  -------
Costs and estimated earnings       $4,400               $4,015          $8,415
Billings                            3,681                4,394           8,075
                                   ------               ------         -------
                                   $  719               $ (379)        $   340
                                   ======               ======         =======

     The status of contract costs on uncompleted construction contracts was as follows at April 30, 1997 (in thousands):

                              COSTS AND ESTIMATED  BILLINGS IN EXCESS
                               EARNINGS IN EXCESS     OF COSTS AND
                                  OF BILLINGS      ESTIMATED EARNINGS   TOTAL
                              -------------------  ------------------  -------

Costs and estimated earnings       $2,779               $6,218         $8,997
Billings                            2,089                6,477          8,566
                                   ------               ------         -------
                                   $  690               $ (259)        $  431
                                   ======               ======         =======

     Accounts receivable at April 30, 1998 and 1997 included amounts billed but not yet paid by customers under retainage provisions of approximately $1,096,000 and $1,384,000, respectively. Such amounts are generally due within one year.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)

5.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment are as follows at April 30, 1998 and 1997 (in thousands):

                                                   1998          1997
                                                  -------      -------
     Furniture and fixtures                       $   766          157
     Machinery and equipment                          853        2,125
     Buildings & leasehold improvements               604        1,507
                                                  -------      -------
                                                    2,223        3,789
     Less accumulated depreciation
        and amortization                             (710)      (2,347)
                                                  -------      -------
                                                  $ 1,513      $ 1,442
                                                  =======      =======

     Depreciation and amortization expense for the years ended April 30, 1998, 1997 and 1996 was $382, $498 and $1,156, respectively. The decrease in the gross fixed assets from 1997 to 1998 is due to the discontinuance of the APV operation and the removal of said assets.

6.   DEBT
     ----

     Debt consists of the following at April 30, 1998 and 1997 (in thousands):

                                                   1998          1997
                                                  -------      -------

     Revolving credit loans (a)                   $ 2,965      $ 2,298
     Term loan (a)                                    400          980
     Indebtedness to The Alpine Group, Inc.(b)      7,028        6,382
                                                  -------      -------
                 Total                             10,393        9,660
     Less short-term borrowings, current
        maturities and Indebtedness to
        The Alpine Group, Inc.                     10,233        9,660
                                                  -------      -------
                Long term bank debt               $   160      $    --
                                                  =======      =======

     (a) On April 25, 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement (the "Agreement") with Bank of Boston Connecticut to provide financing for Greensteel's general working capital requirements. The Agreement provided for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined (unused and available borrowings were $835,000 at April 30, 1998 and $1,125,000 at April 30, 1997) at the Bank's prime rate plus 1% (10.00% at April 30, 1998 and 9.50% at April 30, 1997) and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at the Bank's prime rate plus 1-1/2 (10.50% at April 30, 1998 and 10.00% at April 30, 1997)
     beginning June 1, 1996 through August 1, 1997 with the remaining unpaid principal amount of $900,000 due on August 31, 1997. The Agreement matured August 31, 1997 and provided for renewal at the Bank's sole and absolute discretion.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)


     Substantially all of Greensteel's assets are pledged as collateral for the credit facility. The Agreement required Greensteel's compliance with certain financial and non-financial covenants. Greensteel was not in compliance with certain financial covenants as of April 30, 1998 and 1997. The Bank provided a waiver for these covenants.

     On July 23, 1997, Greensteel, as borrower, and the Company, as guarantor, entered into an Amended and Restated Master Credit Agreement with BankBoston, N.A. (successor to Bank of Boston Connecticut) which amended the previous agreement, dated April 25, 1996. The new agreement provides for a revolving credit line of up to $3,800,000, based upon eligible accounts receivable and inventory, at the Bank's prime rate plus a margin based on certain performance ratios (10.0% at April 30, 1998) and a $920,000 term loan payable in 17 consecutive equal monthly installments of $20,000 with interest at the Bank's prime rate plus a margin based on certain performance ratios (10,5% at April 30, 1998) with the remaining unpaid principal amount of $580,000 due on May 31, 1999. As of April 30, 1998 the Company had reduced the balance of the term loan to $400,000. The agreement terminates on May 31, 1999 and provides for renewal at the Bank's discretion. On June 25, 1998, the agreement was amended to increase the revolving credit line to $4,250,000. On July 20, 1998, the agreement was amended to extend the maturity date to August 31, 1999. Substantially all of Greensteel's assets are pledged as collateral under the credit facility and the agreement requires Greensteel's compliance with certain financial and non-financial covenants.

(b) In May 1995, the Company entered into an agreement with Alpine, pursuant to which the Company had the right to borrow prior to May 24, 1997 up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision-TM- display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. As of April 30, 1998, $5,000,000 was outstanding under this agreement.

     The Company also executed a promissory note to Alpine to borrow an additional $2,028,000, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at April 30, 1998). As of April 30, 1998, the Company owed Alpine a total of $7,028,000 under this note and the foregoing agreement, including accrued interest of $658,000.

     The Company's obligations to Alpine are comprised of accrued dividends and indebtedness which total $12,671,000 as of April 30, 1998. In addition, the indebtedness to Alpine increased by $646,000 during fiscal 1998. Alpine has agreed not to seek repayment of its obligations until at least
     July 31, 1999.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)


7.   ACCRUED EXPENSES
     ----------------

     Accrued expenses are as follows at April 30, 1998 and 1997 (in thousands):

                                                        1998      1997
                                                       ------    ------

     Accrued wages, salaries and employee benefits     $1,133    $  761
     Accrued workers' compensation                        500       507
     Other accrued expenses                               381       576
     Restructuring expenses                               --        650
                                                       ------    ------
                                                       $2,014    $2,494
                                                       ======    ======

8.   EMPLOYEE BENEFITS
     -----------------

     401(k) SAVINGS PLAN
     -------------------
     This plan covers substantially all nonbargaining employees who meet minimum age and service requirements. The Company matches employee contributions of up to 6% of compensation at a rate of 50%. Amounts charged against income totaled $101,000, $164,000 and $179,000 in 1998, 1997 and 1996,
     respectively.

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

     DEFINED BENEFIT PENSION PLAN
     ----------------------------
     Greensteel maintained a defined benefit pension plan covering substantially all hourly employees. The plan provided pension benefits based on the employee's years of service. Greensteel's funding policy was to make annual contributions to the extent deductible for federal income tax purposes. In connection with the Union agreement noted above, and after required notice to the participants, benefits under the plan were curtailed and ceased to accrue on March 31, 1996. The Company applied for and received approval for termination of the plan from the Pension Benefit Guarantee Corporation and the Internal Revenue Service. As such on March 10, 1997 benefits were paid to each plan participant in the form of a lump sum distribution based on each participant's accrued benefit and the plan was terminated. In 1998 the Company incurred a settlement loss under the defined benefit pension plan of approximately $260,000.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)

     Certain union employees of Greensteel are covered by multiemployer defined benefit retirement plans. Expenses relating to these plans amounted to $79,000, $68,000 and $97,000 for the years ended 1998, 1997 and 1996.

9.   STOCK OPTION AND STOCK GRANT PLANS
     ----------------------------------
     On May 24, 1995, the Company adopted a stock option plan under which 400,000 shares are reserved for grants to key personnel. During the year ended April 30, 1996, options to purchase an aggregate of 250,000 shares were granted to key employees at an exercise price of $3.86 per share which was above market value at the date of grant. In 1997, 87,500 of these options were cancelled.

     During the year ended April 30, 1996, the Board of Directors adopted the 1995 Directors Stock Option Plan and the 1995 Directors Stock Grant Plan. The Company reserved for issuance 300,000 and 200,000 shares of the Company's common stock for the stock option and stock grant plans, respectively. Options to purchase an aggregate of 150,000 shares were granted during fiscal 1996 by the Board of Directors at an exercise price of $3.86 per share which was above market value at the date of grant. In 1997, 50,000 of these options were cancelled. In addition, the Board of Directors approved stock grants of an aggregate of 100,000 shares for directors and key employees. The options and grants are generally subject to 3 to 5 year vesting requirements with all unexercised options expiring 10 years after the date of grant. The fiscal 1998 and 1997 charges relating to the current year vesting of these grants was $50,000 and $94,000 respectively.

     During the year ended April 30, 1997, options to purchase 185,000 shares of the Company's common stock were granted pursuant to employment agreements with the Company. 150,000 of these shares vest over a period of three years with an exercise price of $.50 per share, which was above market value at the date of the grant. In 1998, 150,000 of these options were cancelled. Also fully vested, non-qualified stock options were issued to purchase 65,000 shares of the Company's common stock over a five year period at an exercise price of $1.00, which was above market value at the date of the grant. No options expired or were exercised or canceled during fiscal 1997.

     In fiscal 1998, the Company also issued options to purchase 120,000 shares. All options were issued at an exercise price of $1.00 which was above market value at the date of grant. 55,000 of these options are fully vested while the remaining 65,000 vest over a three-year period.


     The Company accounts for these plans under Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees." Had compensation costs for these plans been determined consistent with Statement of Financial Accounting Standard No. 123, the net income (loss) for 1998, 1997 and 1996 would have been $947,000, ($5,211,000) and
     ($5,862,000) respectively and the loss per common share for 1998, 1997 and 1996 would have been ($0.07), ($0.85) and ($0.95), respectively.

10.  ROYALTIES PAYABLE
     -----------------
     Connecticut Innovations, Inc. ("CII") advanced amounts to APV pursuant to a Development Agreement to finance a portion of APV's product development costs. The Development Agreement provided for a minimum annual royalty of $75,000 per annum or 5% of sponsored product sales up to a cumulative royalty

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)

     of $3,250,000. Thereafter a royalty of 1/2% on sponsored product sales was payable. The Development Agreement contained covenants relating to technology licensing of the sponsored product. In addition, the Development Agreement provided for an assignment of and collateral interest in the technology, including all patents and know-how. Included in the accompanying consolidated balance sheets is a $750,000 liability representing the aggregate amount advanced by CII under the terms of the agreement.

     With the discontinuance of the operations of APV as of April 30,1997, the Company entered into an agreement June 9, 1998 which terminated the royalty arrangement since no product was ever developed. The agreement provides for the Company to deliver 9,509 registered shares of Alpine common stock and a payment of $125,000 in the form of a promissory note in exchange for the extinguishment of the $750,000 liability currently reflected on the Company's consolidated balance sheet. The Company anticipates that the purchase of the Alpine common stock will be financed by loans from Alpine.

11.  SERIES A PREFERRED STOCK
     ------------------------

     The Company is authorized to issue up to 1,500,000 shares of Series A Preferred. The Series A Preferred earns quarterly cash dividends at an annual rate of $2.00 per share and has priority as to dividends over the common stock. In the case of the voluntary or involuntary liquidation or dissolution of the Company, the holders of the Series A Preferred will be entitled to receive a liquidation price of $25.00 per share ($25,731,000 aggregate liquidation value at April 30, 1998 and April 30, 1997) plus any accrued and unpaid dividends. The holders of the Series A Preferred have no voting rights except as required by New York law as noted below.

     Effective April 30, 1996, the Company agreed to issue an additional 9,177 shares of Series A Preferred Stock to Alpine in lieu of payment of deferred interest in the amount of $229,425 (see Note 6).

     Effective February 1, 1998, the Company amended the Certificate of Incorporation of PolyVision Corporation to cease the accrual of dividends on the Series A Preferred Stock. As such, the accompanying balance sheet and income statement for fiscal 1998 only reflect nine months of accrued dividends.

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

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)

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

12.  INCOME TAXES
     ------------
     The Company recognizes income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. The Company and its subsidiaries will file a consolidated Federal income tax return.

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

     At April 30, 1998, APV and Posterloid had additional unused Federal net operating loss carryforwards of approximately $11,498,000 and $2,312,000, respectively, that may be used to offset future taxable income. These carryforwards expire in various amounts from fiscal 2009 through 2012. The use of these carryforwards may also be restricted as a result of ownership changes under Section 382 of the Internal Revenue Code and other limitations.

     As of December 31, 1995, IDT, on a separate-company basis, had net operating loss carryforwards for Federal income tax purposes of approximately $2,109,000 which will expire in 2008 and 2009. Under Internal Revenue Code Section 382 and other limitations, the use of the loss carry forwards will be limited as a result of the December 21, 1994, ownership change. Subsequent to December 31, 1995, Greensteel incurred tax losses resulting in additional federal net operating loss carry forwards of $2,543,000 which expire in various amounts from fiscal 2010 through 2012.

     As a result of the transaction described further in Note 1, Posterloid's and APV's loss carryforwards may not be available to Posterloid, APV or Greensteel. Based on the Company's history of prior operating losses, no assurance can be given that sufficient taxable income will be generated for utilization of any net operating loss carryforwards and reversal of temporary differences. Thus, the Company did not record any current or deferred income tax expense during the fiscal years ended April 30, 1997 and 1996 due to losses incurred during such periods and the availability of net operating loss carryforwards. In fiscal 1998, the Company recorded a tax expense of $15,000 for Federal alternative minimum Income Tax.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)

     The differences between the Company's Federal effective tax rate and the statutory tax rate for the years ended April 30, 1998, 1997 and 1996 arises from the following:

                                        1998       1997          1996
                                        ----       ----          ----

Federal statutory rate                  (35)%      (35)%         (35)%
Increase resulting from:
Goodwill amortization not deductible      1          1             1
Increase in valuation allowance          34         34            34
Alternative minimum tax                   1         --            --
                                        ----       ----          ----
                                          1          0             0

     The tax effect of the primary temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities at April 30, 1998 and 1997 are as follows (in thousands):

                                        1998                1997
                                  ------------------  ------------------
                                  Current  Long-Term  Current  Long-Term
                                   Asset     Asset     Asset     Asset
                                  -------  ---------  -------  ---------

Bad debt reserve                    $334       $--     $ 425        --
Inventory related                    132        --       242        --
Accrued payroll
   and related costs                 293        --       336        --
Fixed assets                          --       320        --       445
NOL carryforwards                     --    11,324        --    11,654
Other                                 72        --       399        --
Valuation allowance                 (831)  (11,644)   (1,402)  (12,099)
                                    ----   -------    ------   -------
                                    $ --   $    --    $   --   $    --
                                    ====   =======    ======   =======


     A valuation allowance has been recorded for the net deferred assets as a result of uncertainties regarding the realization of the assets, including the lack of profitability to date and the variability of operating results.

13.  RELATED-PARTY TRANSACTIONS
     --------------------------
     On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company had the right to borrow prior to May 24, 1997 up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision-TM-display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. For the year ended April 30, 1996, Alpine agreed with the Company to a modification of terms pursuant to which the Company issued 9,177 shares of the Company's Series A Preferred Stock to Alpine in lieu of the addition of approximately $229,000 of interest to the outstanding principal amount at April 30, 1996.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)


     The Company also executed a promissory note to Alpine to borrow an additional $2,028,000, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at April 30, 1998). As of April 30, 1998, the Company owed Alpine a total of $7,028,000 under this note and the foregoing agreement, including accrued interest of $658,000.

     See also Notes 1, 6, 11 and 14 for certain other related party transactions.

14.  COMMITMENTS AND CONTINGENCIES
     -----------------------------
     In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including the Company seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including the Company to challenge the applicability of the NJCFA. The amended complaint was served during April 1997 and Plaintiff currently seeks $1,405,000 in damages as well as treble damages under the NJCFA. The Company has served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third party claims against an adhesives supplier whose product was utilized by the Company in fabricating the subject panels. As of the date hereof, discovery has commenced but it is premature to render an estimate of the outcome of this litigation.

     Greensteel's manufacturing operations are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of hazardous materials and waste products. In December 1997, the Ohio Environmental Protection Agency (the "Ohio EPA") informed the Company that the Company's ongoing clean-up efforts at its Alliance, Ohio manufacturing facility in respect of the former impoundment and disposal of hazardous wastes at such site had been completed to the Ohio EPA's satisfaction. Accordingly, the Ohio EPA informed the Company that it will not be required to maintain financial assurance for any further clean-up costs at this site.

     The Company is involved in other various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of that litigation will not have a material adverse impact on the Company.

                       POLYVISION CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            April 30, 1998, 1997, and 1996
                                     (CONTINUED)

15.  LEASE COMMITMENTS
     -----------------
     The Company and its subsidiaries lease property, plant and equipment under a number of leases extending for varying periods of time. Operating lease rental expense amounted to approximately $569,000, $569,000 and $664,000 for the years ended April 30, 1998, 1997, and 1996, respectively.

     Minimum rental commitments as of April 30, 1998, under non-cancelable leases with terms of more than one year, are as follows:

          Year ending
            April 30,             Amount
          -----------             ------
                               (in thousands)

            1999                  $684
            2000                   651
            2001                   649
            2002                   385
            2003                    93


16.  CONCENTRATION OF CREDIT RISK
     ----------------------------
     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Greensteel's concentration of credit risk within the construction industry is somewhat mitigated by the large number of customers comprising Greensteel's customer base. In addition, a majority of Greensteel's revenues are derived from educational institutions in the eastern half of the United States. Most public school projects require performance bonds from general contractors which allow Greensteel to make bond claims or file liens in the event of nonpayment for bonafide contract work performed by Greensteel. Ultimately the taxing authority of municipalities and public school districts provides much of the funding for Greensteel's business. Posterloid's revenues are derived from a large customer base of fast food restaurant chains and outfitters of municipal arenas and theater chains throughout the United States. Retrofits of large chains can result in significant customer concentrations of credit risk to Posterloid from time to time.

              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                POLYVISION CORPORATION
                               CONDENSED BALANCE SHEETS
                               April 30, 1998 and 1997
                     (amounts in thousands, except share amounts)


                                                      1998             1997
                                                    --------         --------
ASSETS
------
Current Assets:
 Cash                                               $     --         $     --
 Accounts receivable                                      --               --
 Receivable from affiliate                                --               --
   Inventories                                            --               --
   Costs and estimated earnings in excess of
      billings on uncompleted contracts                   --               --
   Prepaid expenses and other current assets              --               --
                                                    --------         --------
     Total current assets                                 --               --
Property and equipment, net                               --               --
Investment in subsidiaries                             9,196            7,491
                                                    --------         --------
     TOTAL ASSETS                                   $  9,196         $  7,491
                                                    ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
     Note payable                                   $     --         $     --
     Accounts payable                                     --               --
   Accrued expenses                                       --               --

   Billings in excess of costs and estimated
      earnings on uncompleted contracts                   --               --
                                                    --------         --------
      Total current liabilities                           --               --
Indebtedness to The Alpine Group, Inc.                 7,028            6,382
Accrued dividends                                      5,643            4,099
Excess of net assets over purchase price of
  acquisition                                             --               --

Commitments and contingencies

Stockholders' Equity:
 Series A Preferred Stock, $.01 par value,
 at $25 per share liquidation value;
 authorized 1,500,000 shares, issued and
 outstanding 1,029,253 and 1,029,253 shares           25,731           25,731
 Common stock, $.001 par value; authorized
 25,000,000 shares, issued and outstanding
 8,561,762 and 8,540,762 shares                            9                9
   Capital in excess of par value                     38,668           38,618
   Accumulated deficit                               (67,883)         (67,348)
                                                    --------         --------
      Total stockholders' (deficit)                   (3,475)          (2,990)
                                                    --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  9,196         $  7,491
                                                    ========         ========

            The accompanying notes are an integral part of these condensed financial statements.

                                POLYVISION CORPORATION
                          CONDENSED STATEMENTS OF OPERATIONS
                  For the years ended April 30, 1998, 1997, and 1996
                   (amounts in thousands, except per share amounts)

                                             1998         1997        1996
                                           ---------    ---------   ---------
Net sales                                  $      --    $      --  $   24,203
Cost of goods sold                                --           --      18,606
                                           ---------    ---------   ---------
   Gross profit                                   --           --       5,597
Selling, general and administrative               50        1,179       6,428
                                           ---------    ---------   ---------
   Operating (loss)                              (50)      (1,179)       (831)

   Equity in income (loss) of subsidiaries     1,576       (3,265)     (4,594)
Interest income                                   --           --          71
Interest expense                                (501)        (665)       (416)
Other income (expense), net                       --           --          1
                                           ---------    ---------   ---------
   Income/(loss) before income taxes           1,025       (5,109)     (5,769)

Income tax expense                                15           --          --
                                           ---------    ---------   ---------
   Net income (loss)                           1,010       (5,109)     (5,769)

Preferred stock dividends                      1,545        2,059       2,040
                                           ---------    ---------   ---------

Loss applicable to common stock              $(  535)    $( 7,168)   $( 7,809)
                                           =========    =========   =========

Loss per share of common stock - basic      $ ( 0.06)   $ (  0.84)  $(  0.94)
                                           =========    =========   =========

Loss per share of common stock - diluted    $( 0.06)   $(   0.84)  $(  0.94)
                                           =========    =========   =========

Average common shares outstanding-basic    8,561,762    8,534,612   8,339,200
                                           =========    =========   =========

Average common shares outstanding-diluted  8,561,762    8,534,612   8,339,200
                                           =========    =========   =========


            The accompanying notes are an integral part of these condensed financial statements.

                                POLYVISION CORPORATION
                          CONDENSED STATEMENTS OF OPERATIONS
                  For the years ended April 30, 1998, 1997, and 1996
                   (amounts in thousands, except per share amounts)


                                               1998         1997        1996
                                             ---------    ---------   ---------
Cash flows from operating activities:
   Income (loss) from operations                $1,010      ($5,109)   ($5,769)
   Adjustments to reconcile income (loss)
     from operations to net cash
     (used for) operations:
   Equity in loss of subsidiaries               (1,576)       3,359      4,594
   Depreciation and amortization                    --           --          6
   Deferred interest                               501          571        229
   Compensation expense for stock grants            50           94         87
Change in assets and liabilities:
   Accounts receivable                              --           --       (352)
   Inventories                                      --           --      1,489
   Other current assets                             --           --        273
   Accounts payable and accrued expenses            --           --     (2,514)
   Other                                            --           --         --
                                             ---------    ---------  ---------

Cash (used for) operating activities               (15)      (1,085)    (1,957)
                                             ---------    ---------  ---------
Cash flows from investing activities:
   Capital expenditures                             --           --       (525)
   Net cash received in acquisition                 --           --         --
                                             ---------    ---------  ---------

Cash (used for) investing activities                --           --       (525)
                                             ---------    ---------  ---------

Cash flows from financing activities:
   Net short-term borrowings                        --           --      1,121
   Long term borrowings from
     The Alpine Group, Inc.                        145        3,047      3,335
   Net repayments of affiliate receivables          --           --         76
   Additional investment in subsidiaries          (130)      (1,962)    (2,050)
                                             ---------    ---------  ---------
Cash provided by financing activities               15        1,085      2,482
                                             ---------    ---------  ---------
Net increase (decrease) in cash                     --           --         --
Cash at beginning of period                         --           --         --
                                             ---------    ---------  ---------
Cash at end of period                        $      --    $      --  $      --
                                             =========    =========  =========

            The accompanying notes are an integral part of these condensed financial statements.

                                POLYVISION CORPORATION
                          CONDENSED STATEMENTS OF OPERATIONS
                  For the years ended April 30, 1998, 1997, and 1996
                   (amounts in thousands, except per share amounts)


                                                  Years Ended April 30
                                           ----------------------------------
                                             1998         1997        1996
                                           ---------    ---------   ---------


Supplemental disclosures:
    Interest paid                          $      --    $      --   $     182
                                           =========    =========   =========











            The accompanying notes are an integral part of these condensed financial statements.

                               POLYVISION CORPORATION
                      NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     On April 25, 1996, the Company and Greensteel entered into a $5,000,000 Master Credit Agreement (the "Agreement") with Bank of Boston
     Connecticut. Among other things, the Agreement restricted the ability of the Company to declare dividends or transfer funds from Greensteel to the Company or the Company's other subsidiaries. As Greensteel's restricted net assets of $5,410,000 are in excess of the Company's consolidated deficit of ($3,475,000) at April 30, 1998, separate presentation of parent company financial statements is required. Prior to December 21, 1994, the Company consisted only of APV and Posterloid with Greensteel's operations included in the accompanying financial statements since that date. In addition, the former Greensteel division was separately incorporated to facilitate the above financing and has operated as a wholly-owned subsidiary of the Company since February 1, 1996. Accordingly, the accompanying presentation of parent company financial statements includes the net assets of the former Greensteel division and its results of operations for the nine months ended January 31, 1996.

     On July 23, 1997, the Company and Greensteel executed an Amended and Restated Master Credit Agreement with BankBoston N.A. to extend the previous credit agreement which was to mature August 31, 1997. The new agreement provides credit facilities totaling $4,720,000. The agreement provides for a maturity date of May 31, 1999 and a floating interest rate equal to the prime rate plus one to one and a half percent based on performance ratios. Greensteel granted a first lien to the Bank on all tangible and intangible property and the agreement is subject to standard covenants and financial ratios.

     On June 25, 1998, the Company and Greensteel executed an amendment to the Amended and Restated Master Credit Agreement. This amendment provides for an increase in the revolving credit line of $450,000 to a total of $4,250,000. On July 20, 1998, the Agreement was amended to extend the maturity date to August 31, 1999.

2.   INDEBTEDNESS TO THE ALPINE GROUP, INC.
     --------------------------------------

     In May 1995, the Company entered into an agreement with Alpine, pursuant to which the Company had the right to borrow prior to May 24, 1997 up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision display technology. Borrowings under the agreement are unsecured and bear interest at a market rate reflecting Alpine's cost of borrowing such funds. For the year ended April 30, 1996, Alpine agreed with the Company to a modification of terms whereby the Company issued 9,177 shares of the Company's Series A Preferred Stock to Alpine in lieu of the addition of approximately $229,000 of interest to the outstanding principal amount at April 30, 1996 (see Note 6).

     The Company also executed a promissory note to Alpine to borrow an additional $2,028,000, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2% at April 30, 1998). As of April 30, 1998, the Company owed Alpine a total of $7,028,000 under this note and the foregoing agreement, including accrued interest of $658,000.

     The Company's obligations to Alpine are comprised of accrued dividends and indebtedness which total $12,671,000 as of April 30, 1998. In addition, the indebtedness to Alpine increased by $646,000 during fiscal 1998. Alpine has agreed not to seek repayment of its obligations until at least July 31, 1999.


                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            POLYVISION CORPORATION
                                             (Dollars in thousands)

                                                                      Charged to                       Balance
                                         Balance at     Charged to       Other                      Deduction at
                                         Beginning      Costs and       Accounts-                      End of
                                         of Period       Expenses       Describe      Describe         Period
                                          --------       --------       --------      ---------       --------
Year ended April 30, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts      $  1,013          $ 289       $    507(1)                   $    795
     Inventory obsolescence reserve            540                           225(4)                        315
                                          --------       --------       ---------                     --------
          Totals                          $   1553       $    289       $    732                      $  1,110
                                          ========       ========       =========                     ========

Environmental Liability                   $     26                                     $     26(3)    $      0
                                          ========                                                    ========

Year ended April 30, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts      $    575         $  757        $ 319(1)                      $ 1,013
     Inventory obsolescence reserve            270            270                                          540
                                          --------       --------       --------                      --------
          Totals                          $    845        $ 1,027       $    319                      $  1,553
                                          ========       ========       ========                      ========

Environmental Liability                   $     20                                     $    6(3)      $     26
                                          ========                                     ========       ========
Year ended April 30, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts      $    521         $  289       $    235(1)                   $    575
     Inventory obsolescence reserve            400             20            150(2)                        270
                                          --------       --------       --------                      --------
          Totals                          $    921       $    309       $    385                      $    845
                                          ========       ========       ========                      ========

Environmental Liability                   $    179                                     $    159(3)    $     20
                                          ========                                     ========       ========

----------------------

(1)  Uncollectible accounts written off, net of recoveries.

(2)  Disposal of obsolete inventory in connection with plant consolidations.

(3)  Payments made related to the Ohio EPA Consent Order (See Note 17).

(4)  Disposal of obsolete inventory and change of Greensteel's inventory reserve policy.

                                         S-6