Form 10-Q
period 1998-07-31
POLYVISION CORP
filed 1998-09-14
CIK 835405

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1998

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                           Commission File No. 1-10555
                                              --------

                             POLYVISION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                        13-3482597
 -------------------------------                       ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

          29 Laing Avenue
       Dixonville, Pennsylvania                                15734
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

                                 (724) 254-4321
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X            No
                                  ---             ---

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of September 10, 1998, was 8,561,762.

                               Page 1 of 13 Pages

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

                    POLYVISION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JULY 31,          APRIL 30,
                                                                      1998               1998
                                                                    -------           -------
                                                                   (unaudited)

                   ASSETS
Current assets:
    Cash and cash equivalents...............................       $    333          $     291
    Accounts receivable, (less allowance for doubtful
        accounts of: July 1998, $741; April 1998, $795).....          8,599              7,267
    Inventories.............................................          4,765              4,519
    Costs and estimated earnings in excess
        of billings on uncompleted contracts................          1,670                719
    Other current assets....................................            464                453
                                                                    -------            -------
        Total current assets................................         15,831             13,249
                                                                    -------            -------
Property, plant and equipment, net..........................          1,455              1,513
Goodwill, (less accumulated amortization: July 1998, $1,577;
    April 1998, $1,540) ....................................          3,655              3,692
Other assets................................................             11                 10
                                                                   --------            -------
        Total assets........................................        $20,952            $18,464
                                                                   --------            -------
                                                                   --------            -------

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings...................................       $  4,191           $  2,965
    Current maturities of long-term debt....................            303                240
    Accounts payable........................................          3,120              2,499
    Accrued expenses........................................          1,719              2,014
    Billings in excess of costs and estimated
        earnings on uncompleted contracts...................            312                379
                                                                    -------            -------
      Total current liabilities.............................          9,645              8,097
                                                                    -------            -------
Long-term debt, less current maturities.....................            163                160
Indebtedness to The Alpine Group, Inc.......................         12,886             12,560
Other long-term liabilities.................................            370              1,122
                                                                    -------            -------
      Total liabilities.....................................         23,064             21,939
                                                                    -------            -------
Stockholders' equity:
    Series A Preferred stock, at liquidation value..........         25,731             25,731
    Common stock, $.001 par value; authorized 25,000,000
     shares, issued and outstanding 8,561,762 shares........              9                  9
    Capital in excess of par value..........................         38,674             38,668
    Accumulated deficit.....................................        (66,526)           (67,883)
                                                                    --------           --------
      Total stockholders' (deficit).........................         (2,112)            (3,475)
                                                                   ---------           --------
            Total liabilities and stockholders' equity......        $20,952            $18,464
                                                                   --------            -------
                                                                   --------            -------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                             JULY 31,
                                                                    ---------------------------
                                                                      1998              1997
                                                                      ----              ----
Net sales...................................................        $11,021            $ 8,499
Cost of goods sold..........................................          7,743              5,882
                                                                    -------            -------
    Gross profit............................................          3,278              2,617
Selling, general and administrative.........................          2,123              1,960
                                                                    -------            -------
    Operating profit........................................          1,155                657
Interest (expense)..........................................           (216)              (151)
Interest and other income...................................            (18)                (9)
                                                                    --------           --------
    Income before income taxes and extraordinary item.......            921                497
Provision for income taxes..................................             --                 --
Gain on the extinguishment of debt..........................            436                 --
                                                                    -------            -------
    Net income..............................................          1,357                497
Preferred stock dividends...................................             --                514
                                                                    -------            -------
    Net income (loss) applicable to common stock............        $ 1,357            $   (17)
                                                                    -------            -------
                                                                    -------            -------

Net income per share of common stock:
    Basic:
        Income before extraordinary item....................        $  0.11            $     -
        Extraordinary gain on early extinguishment of debt..           0.05                  -
                                                                    -------            -------
            Net income per basic share of common stock......        $  0.16            $     -
                                                                    -------            -------
                                                                    -------            -------
    Diluted:
        Income before extraordinary item....................        $  0.10            $     -
        Extraordinary gain on early extinguishment of debt..           0.05                  -
                                                                    -------            -------
            Net income per diluted share of common stock....        $  0.15            $     -
                                                                    -------            -------
                                                                    -------            -------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                             JULY 31,
                                                                    --------------------------
                                                                      1998              1997
                                                                      ----              ----
Cash flow from operating activities

    Net income..............................................       $  1,357            $   497
    Non-cash items included in net income:
      Depreciation and amortization.........................            107                 81
      Compensation expense for stock grants.................              6                 24
      Deferred interest.....................................            135               (340)
      Gain on extinguishment of debt........................           (436)                --
      Changes in operating assets and liabilities:
      Accounts receivable...................................         (1,332)              (863)
      Inventory.............................................           (246)              (763)
      Other current assets..................................            (12)              (123)
      Costs and estimated earnings in excess of
          billings on uncompleted contracts.................           (951)              (270)
      Accounts payable and accrued liabilities..............            329                581
      Billings in excess of costs and estimated
          earnings on uncompleted contracts.................            (67)                38
                                                                   ---------           -------
      Cash (used for) operating activities..................         (1,110)            (1,138)
                                                                   ---------           --------
Cash flow from investing activities
    Purchases of property, plant and equipment..............            (14)              (170)
    Proceeds from sale of equipment.........................             --                  3
                                                                   --------            -------
    Cash (used for) investing activities......................          (14)              (167)
                                                                   ---------           --------
Cash flow from financing activities
    Short-term borrowings...................................          1,226                782
    Borrowings (repayments) of long-term debt...............            (60)               (60)
    Borrowings on Alpine promissory note....................             --                546
                                                                   --------            -------
Cash provided by financing activities.......................          1,166              1,268
                                                                   --------            -------
Net increase (decrease) in cash and cash equivalents........             42                (37)
Cash and cash equivalents at beginning of period............            291                415
                                                                   --------            -------
Cash and cash equivalents at end of period..................       $    333            $   378
                                                                   --------            -------
                                                                   --------            -------
Supplemental disclosures:
    Cash paid for interest..................................       $     81            $    77
                                                                   --------            -------
                                                                   --------            -------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                     POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of PolyVision Corporation and its wholly-owned subsidiaries ("PolyVision" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period.

2.   EARNINGS PER SHARE

     The computation of basic and diluted earnings per share for the three months ended July 31, 1998 is as follows:

                                                   For the Three Months ended July 31, 1998
                                                 ----------------------------------------------
                                                                                      Per-Share
                                                   Income           Shares              Amount
                                                   ------           ------            ---------
Income attributable to common stock
    before extraordinary gain .........          $ 921,000
Less:  Preferred stock dividends ......                 --
                                                 ---------
Basic earnings per share before
    extraordinary gain ................            921,000          8,561,762          $   0.11
                                                                                       --------
                                                                                       --------
Dilutive impact of dilutive securities                  --            279,000
                                                 ---------          ---------
Diluted earnings per share before
    extraordinary gain ................          $ 921,000          8,840,762          $   0.10
                                                 ---------          ---------          --------
                                                 ---------          ---------          --------


     Given the net loss to common stockholders for the quarter ended July 31, 1997, there were no reconciling dilutive securities as all options outstanding to purchase common stock would have been antidilutive had they been exercised.

                     POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1998

3.   INVENTORIES

     At July 31, 1998 and April 30, 1998, the components of inventories were as follows:

                                                JULY 31,          APRIL 30,
                                                  1998               1998
                                                --------          ---------
                                                      (in thousands)

        Raw materials....................       $4,048               $3,814
        Work in process..................          508                  395
        Finished goods...................          209                  310
                                                ------               ------
                                                $4,765               $4,519
                                                ------               ------
                                                ------               ------

4.   CONTRACTS IN PROGRESS

     The status of contract costs on uncompleted construction contracts were as follows:

                                         Costs and estimated      Billings in excess
                                             earnings in             of costs and
                                         excess of billings       estimated earnings         Net
                                         ------------------       ------------------         ---
                                                          (in thousands)
        July 31, 1998:

            Costs and estimated earnings ....    $5,069                 $2,354              $7,423
            Billings.........................    (3,399)                (2,666)             (6,065)
                                                 -------               --------             -------
                                                 $1,670                $(  312)             $1,358
                                                 -------               --------             -------
                                                 -------               --------             -------


        April 30, 1998:

            Costs and estimated earnings ....    $4,400                $ 4,015              $8,415
            Billings.........................    (3,681)                (4,394)             (8,075)
                                                 -------                -------             -------
                                                $   719                $(  379)             $  340
                                                 -------               --------             -------
                                                 -------               --------             -------

     Accounts receivable at July 31, 1998 and April 30, 1998 include amounts billed but not yet paid by customers under retainage provisions of $1.1 million and $1.0 million, respectively. Such amounts are generally due within one year.

                     POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1998

5.   EXTRAORDINARY ITEM

     On June 9, 1998, the Company entered into an agreement with Connecticut Innovations Inc. ("CII") pursuant to which, in exchange for 9,509 shares of The Alpine Group, Inc. ("Alpine") common stock (acquired from Alpine and funded by an increase in indebtedness to Alpine) and a $0.1 million promissory note, CII terminated a Development Agreement originally entered into to finance product development costs at a Company subsidiary, which is currently inactive. As a result of this agreement, the Company has recorded an extraordinary gain of $0.4 million for the quarter ended July 1998.

6.   SUBSEQUENT EVENT

     On September 1, 1998, the Company executed a definitive agreement to acquire all of the outstanding capital stock of Alliance International Group, Inc. ("Alliance") for approximately $75.0 million in cash. The acquisition is expected to be completed in October 1998 and will be funded through a $115.0 million senior credit facility, the proceeds of which will be utilized to (i) finance the acquisition, (ii) repay certain Alliance indebtedness, (iii) repay existing outstanding bank debt, (iv) pay related transaction expenses, and (v) provide a $20 million facility to be utilized to facilitate future acquisitions.

     Alliance manufactures ceramic-coated steel for writing surfaces and also produces proprietary projection screen surfaces and various building components using ceramic steel. The acquisition will be accounted for using the purchase method. The purchase price will be allocated based upon the estimated fair value of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired will be amortized on a straight-line basis over 30 years.

     The Company has also reached agreement with Alpine, its largest shareholder, under which, on or before the closing of the acquisition Alpine will exchange $25.2 million Series A Preferred Stock, together with accrued dividends, and indebtedness of approximately $7.5 million for approximately 5.2 million shares of the Company's common stock and approximately $12.5 million 9% convertible subordinated securities. As a result, Alpine will own directly approximately 48% of the Company's outstanding common stock, inclusive of 17% of the Company's common stock currently owned by Alpine.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PolyVision, though its subsidiaries, Greensteel, Inc. ("Greensteel") and Posterloid Corporation ("Posterloid") operate in two industry segments. Greensteel manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and markerboards), custom cabinets, and workstation and conference center casework to schools, health care facilities, offices and other institutions throughout North America. Posterloid manufactures and sells indoor and outdoor menuboard display systems to the fast food and convenience store industries and changeable magnetic display signage used primarily by banks to display interest rates, currency exchange rates and other information.

RESULTS OF OPERATIONS

The following table provides financial information on each business segment for the three months ended July 31, 1998 and 1997:

                                                              THREE MONTHS ENDED JULY 31,
                                                              ---------------------------
                                                                  1998              1997
                                                                  ----              ----
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)
Net sales
    Greensteel.......................................           $ 9,259           $ 7,094
    Posterloid   ....................................             1,762             1,405
                                                                -------             -----
                                                                 11,021             8,499
Gross profit
   Greensteel........................................           $ 2,599           $ 2,085
   Posterloid........................................               679               532
                                                                 ------            ------
                                                                  3,278             2,617

Gross margin
  Greensteel   ......................................             28.1%             29.4%
  Posterloid   ......................................             38.5%             37.9%
        Consolidated.................................             29.7%             30.8%

Selling, general and administrative expenses
   Greensteel  ......................................           $ 1,633           $ 1,530
   Posterloid  ......................................               490               430
                                                                 ------            ------
                                                                  2,123             1,960
Operating income
   Greensteel  ......................................           $   966           $   555
   Posterloid  ......................................               189               102
                                                                 ------            ------
                                                                $ 1,155           $   657
                                                                 ------            ------
                                                                 ------            ------

Bookings
  Greensteel   ......................................           $11,417            $7,482
  Posterloid   ......................................             1,768             1,418
                                                               --------           -------
                                                                $13,185            $8,900
                                                                -------             -----
                                                                -------             -----

                                                              THREE MONTHS ENDED JULY 31,
                                                              ---------------------------
                                                                  1998              1997
                                                                  ----              ----
                                                            (IN THOUSANDS, EXCEPT PERCENTAGES)

Backlog
  Greensteel   ......................................           $18,917           $12,259
  Posterloid   ......................................               766               586
                                                               --------          --------
                                                                $19,683           $12,845
                                                               --------          --------
                                                               --------          --------

THREE MONTHS ENDED JULY 31, 1998, COMPARED WITH THREE MONTHS ENDED JULY 31, 1997

The Company's net sales for the three months ended July 31, 1998 increased by 30% to $11.0 million compared to net sales of $8.5 million for the three months ended July 31, 1997. Greensteel's sales increased by 31% to $9.3 million compared to $7.1 million for the three months ended July 31, 1997. The increase was due primarily to continuing strong demand in the educational visual display market combined with the Company's conversion to a dealer network using specialty school supply dealers which has resulted in increased unit sales volume due to broader geographical coverage. Dealer revenue improved by 35% compared to the same period in the prior fiscal year. Total first quarter bookings for Greensteel were $11.4 million compared to $7.5 million for the same period in prior fiscal year, an increase of $3.9 million or 53%. The Company ended the quarter with a backlog of $18.9 million representing an increase of 54% compared to the end of the July 1997 quarter. Posterloid's net sales for the three months ended July 31, 1998 were $1.8 million as compared to $1.4 million for the three months ended July 31, 1997, an increase of 25%. Bookings for the quarter were $1.8 million, an increase of 25% compared to the three months ended July 1997. Posterloid's backlog at July 31, 1998 was $0.8 million compared to $0.6 million at July 31, 1997.

The Company's gross profit for the three months ended July 31, 1998 increased by 25% to $3.3 million compared to $2.6 million for the three months ended July 31, 1997. The gross profit at Greensteel increased by 25% to $2.6 million for the three months ended July 31, 1998 as compared to $2.1 million for the three months ended July 31, 1997. The gross profit at Posterloid increased by 28% to $0.7 million for the three months ended July 31, 1998 as compared to $0.5 million for the three months ended July 31, 1997. The increase in gross profit at both Greensteel and Posterloid reflect the growth in net sales in both segments due to continuing strong demand in their respective markets. The Company's gross margin declined to 29.7% for the three months ended July 31, 1998 as compared to 30.8% for the three months ended July 31, 1997. The decline in gross margins was primarily the result of a reduction in Greensteel's gross margin from 29.4% for the three months ended July 31, 1997 as compared to 28.1% for the three months ended July 31, 1998. The decline in margin is primarily attributable to product mix.

Selling, general and administrative expenses for the three months ended July 31, 1998 were $2.1 million compared to $2.0 million for the same period in fiscal 1998. Most of this increase was due to additional selling expenses particularly for commissions paid for the increase in net sales.

On June 9, 1998, the Company entered into an agreement with Connecticut Innovations, Inc. to terminate a Development Agreement originally entered into to finance product development costs at a Company subsidiary. As a result of this agreement, the Company recorded an extraordinary gain of $0.4 million in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended July 31, 1998, the Company used $1.1 million in cash to support operating activities consisting of $1.2 million in cash flows generated from operations (net income plus non-cash charges) reduced by $2.3 million in cash flows used for net working capital changes. Working capital changes included seasonal increases in accounts receivable of $1.3 million, inventories of $0.2 million and costs in excess of billings of $0.9 million, offset by an increase in accounts payable and accrued expenses of $0.3 million. Cash provided by financing activities consisted of an increase of $1.2 million in the Company's revolving line of credit.

At July 31, 1998, the Company had outstanding debt of $17.5 million which consisted principally of $12.9 million in debt due to Alpine and $4.2 million due under the company's revolving credit facility. Availability under the revolving credit facility at July 31, 1998 was $0.1 million. Substantially all of Greensteel's assets are pledged as collateral under the revolving credit facility. The revolving credit facility contains customary performance and financial covenants. Debt due to Alpine consists of a $6.6 million promissory note, accrued interest of $0.8 million and $5.5 million in accrued preferred dividends on the Company's Series A Preferred Stock (the Series A Preferred Stock ceased to accrue dividends on February 1, 1998). The Company has entered into an agreement with Alpine in which Alpine has agreed not to seek repayment of this debt until at least July 31, 1999.

During the next 12 months, the Company has principal debt service commitments of approximately $0.3 million and expects to invest approximately $0.2 to $0.3 million in capital expenditures, furthermore, the Company's revolving credit facility matures on August 31, 1999. Management anticipates that the Company will generate sufficient cash flows from operating activities to meet its annual commitments and will renegotiate or extend its existing credit facilities.

In addition to its continuing funding requirements, on September 1, 1998 the Company reached an agreement to acquire all of the outstanding capital stock of Alliance International Group, Inc. ("Alliance Acquisition") for approximately $75.0 million cash. Concurrent with the Alliance Acquisition, the Company will enter into a $115.0 million senior credit facility, the proceeds of which will be used to fund the acquisition, repay the Company's existing credit facility and provide working capital.

The Company has also entered into an agreement pursuant to which Alpine will, on or before the closing of the Alliance Acquisition, exchange its Series A Preferred Stock together with accrued dividends and indebtedness of approximately $7.5 million for approximately 5.2 million shares of Company common stock and approximately $12.5 million 9% convertible securities.

YEAR 2000

Management has reviewed the Company's business software systems currently in place, consisting of third-party licensed software and is satisfied that they are substantially year 2000 compliant. Management continues to evaluate the systems of its customer and vendor base with regard to this issue and its possible impact on the Company.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The information in Note 5, "Commitments and Contingencies" of the Notes to the Company's Annual Report on Form 10-K for the year ended April 30, 1998 is included in its entirety herein by this reference.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          On September 1, 1998, the Company and its largest shareholder The Alpine Group, Inc. jointly, announced that the Company had executed a definitive agreement to acquire all of the outstanding capital stock of Alliance International Group, Inc., a leading manufacturer of ceramic steel products used in visual displays and writing surfaces for schools, conference rooms and other business environments. The purchase price is approximately $75 million cash. The acquisition is expected to be completed in October 1998 upon completion of regulatory filings and reviews.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

          27      Financial Data Schedule.

   (b)    Reports on Form 8-K:

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          POLYVISION CORPORATION

Date:  September 14, 1998          By: /s/ Lawrence W. Hay
                                       -----------------------------------------
                                       Vice President of Finance (as both a duly
                                       authorized officer of the registrant and
                                       the principal financial officer or chief
                                       accounting officer of the registrant)