Form 10-Q
period 1998-10-31
POLYVISION CORP
filed 1998-12-15
CIK 835405

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 1-10555

                            ------------------------

                             POLYVISION CORPORATION

             (Exact name of registrant as specified in its charter)

                  NEW YORK                             13-3482597
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

              4862 36TH STREET
         LONG ISLAND CITY, NEW YORK                       11101
  (Address of principal executive offices)             (Zip Code)

                                (718) 729-1050
             (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of December 14, 1998, was 14,092,750.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                    POLYVISION CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           OCTOBER 31,  APRIL 30,
                                                                                              1998         1998
                                                                                           -----------  ----------
                                                                                           (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents..............................................................   $     165   $      291
  Accounts receivable, (less allowance for doubtful accounts of: October 1998, $843;
    April 1998, $795)....................................................................       8,403        7,267
  Inventories............................................................................       4,911        4,519
  Costs and estimated earnings in excess of billings on uncompleted contracts............       1,390          719
  Other current assets...................................................................         531          453
                                                                                           -----------  ----------
    Total current assets.................................................................      15,400       13,249
Property, plant and equipment, net.......................................................       1,535        1,513
Goodwill, (less accumulated amortization: October 1998, $1,612; April 1998, $1,540)......       3,620        3,692
Other assets.............................................................................          11           10
                                                                                           -----------  ----------
    Total assets.........................................................................   $  20,566   $   18,464
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Short-term borrowings..................................................................   $   3,736   $    2,965
  Current maturities of long-term debt...................................................         302          240
  Accounts payable.......................................................................       2,286        2,499
  Accrued expenses.......................................................................       1,819        2,014
  Billings in excess of costs and estimated earnings on uncompleted contracts............         325          379
                                                                                           -----------  ----------
    Total current liabilities............................................................       8,468        8,097
Long-term debt, less current maturities..................................................         102          160
Indebtedness to The Alpine Group, Inc....................................................      13,026       12,560
Other long-term liabilities..............................................................         368        1,122
                                                                                           -----------  ----------
    Total liabilities....................................................................      21,964       21,939
                                                                                           -----------  ----------
Commitment and contingencies
Stockholders' deficit:
  Series A Preferred stock, at liquidation value.........................................      25,731       25,731
  Common stock, $.001 par value; authorized 25,000,000 shares, issued and outstanding
    8,608,095 shares.....................................................................           9            9
  Capital in excess of par value.........................................................      38,679       38,668
  Accumulated deficit....................................................................     (65,817)     (67,883)
                                                                                           -----------  ----------
    Total stockholders' deficit..........................................................      (1,398)      (3,475)
                                                                                           -----------  ----------
      Total liabilities and stockholders' deficit........................................   $  20,566   $   18,464
                                                                                           -----------  ----------
                                                                                           -----------  ----------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    POLYVISION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                               FOR THE THREE MONTHS
                                                                                                      ENDED
                                                                                                   OCTOBER 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Net sales....................................................................................  $  10,929  $   9,540
Cost of goods sold...........................................................................      7,701      6,828
                                                                                               ---------  ---------
  Gross profit...............................................................................      3,228      2,712
Selling, general and administrative expenses.................................................      2,218      1,976
                                                                                               ---------  ---------
  Operating profit...........................................................................      1,010        736
Interest (expense)...........................................................................       (234)      (211)
Other income (expense), net..................................................................        (67)       318
                                                                                               ---------  ---------
  Income before income taxes.................................................................        709        843
Provision for income taxes...................................................................     --         --
                                                                                               ---------  ---------
  Net income.................................................................................        709        843
Preferred stock dividends....................................................................     --            515
                                                                                               ---------  ---------
  Net income applicable to common stock......................................................  $     709  $     328
                                                                                               ---------  ---------
                                                                                               ---------  ---------

Net income per share of common stock:
  Basic......................................................................................  $    0.08  $    0.04
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  Diluted....................................................................................  $    0.08  $    0.04
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    POLYVISION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                               FOR THE SIX MONTHS
                                                                                                     ENDED
                                                                                                  OCTOBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Net sales...................................................................................  $  21,950  $  18,039
Cost of goods sold..........................................................................     15,444     12,710
                                                                                              ---------  ---------
  Gross profit..............................................................................      6,506      5,329
Selling, general and administrative expenses................................................      4,341      3,936
                                                                                              ---------  ---------
  Operating profit (loss)...................................................................      2,165      1,393
Interest (expense)..........................................................................       (450)      (362)
Other income (expenses), net................................................................        (85)       309
                                                                                              ---------  ---------
  Income before income taxes and extraordinary gain.........................................      1,630      1,340
Provision for income taxes..................................................................     --         --
                                                                                              ---------  ---------
  Income before extraordinary gain..........................................................      1,630      1,340
Extraordinary gain on early extinguishment of debt..........................................        436     --
                                                                                              ---------  ---------
  Net income................................................................................      2,066      1,340
Preferred stock dividends...................................................................     --          1,029
                                                                                              ---------  ---------
  Net income applicable to common stock.....................................................  $   2,066  $     311
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Net income per share of common stock:
  Basic:
    Income before extraordinary gain........................................................  $    0.19  $    0.04
    Extraordinary gain on early extinguishment of debt......................................       0.05     --
                                                                                              ---------  ---------
      Net income per basic share of common stock............................................  $    0.24  $    0.04
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Diluted:
    Income before extraordinary gain........................................................  $    0.19  $    0.04
    Extraordinary gain on early extinguishment of debt......................................       0.05     --
                                                                                              ---------  ---------
      Net income per diluted share of common stock..........................................  $    0.24  $    0.04
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    POLYVISION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               FOR THE SIX MONTHS
                                                                                                     ENDED
                                                                                                  OCTOBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Cash flows from operating activities
  Net income................................................................................  $   2,066  $   1,340
  Non-cash items included in net income:
  Depreciation and amortization.............................................................        218        161
  Compensation expense for stock grants.....................................................          9         47
  Deferred interest.........................................................................        275       (229)
  Gain on extinguishment of debt............................................................       (436)    --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................................................     (1,136)      (991)
    Inventory...............................................................................       (392)      (193)
    Other current assets....................................................................        (79)      (276)
    Costs and estimated earnings in excess of billings on uncompleted contracts.............       (671)    (1,531)
    Accounts payable and accrued liabilities................................................       (408)       (42)
    Billings in excess of costs and estimated earnings on uncompleted contracts.............        (54)        71
                                                                                              ---------  ---------
  Cash used for operating activities........................................................       (608)    (1,643)
                                                                                              ---------  ---------
Cash flows from investing activities
  Purchases of property, plant and equipment................................................       (168)      (368)
                                                                                              ---------  ---------
  Cash used for investing activities........................................................       (168)      (368)
                                                                                              ---------  ---------
Cash flows from financing activities
  Short-term borrowings.....................................................................        771      1,701
  Repayments of long-term borrowings........................................................       (121)      (416)
  Borrowings on Alpine promissory note......................................................     --            549
                                                                                              ---------  ---------
  Cash provided by financing activities.....................................................        650      1,834
                                                                                              ---------  ---------
Net decrease in cash and cash equivalents...................................................       (126)      (177)
  Cash and cash equivalents at beginning of period..........................................        291        415
                                                                                              ---------  ---------
  Cash and cash equivalents at end of period................................................  $     165  $     238
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Supplemental disclosures:
  Cash paid for interest....................................................................  $     178  $     175
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                    POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                OCTOBER 31, 1998

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of PolyVision Corporation and its wholly-owned subsidiaries ("PolyVision" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period.

2.  EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and six months ended October 31, 1998 and 1997 is as follows:

                                                         FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                        ENDED OCTOBER 31, 1998                ENDED OCTOBER 31, 1998
                                                  -----------------------------------  -------------------------------------
                                                                           PER SHARE                              PER SHARE
                                                    INCOME      SHARES      AMOUNT        INCOME       SHARES      AMOUNT
                                                  ----------  ----------  -----------  ------------  ----------  -----------
Basic earnings per share before extraordinary
  gain..........................................  $  709,000   8,584,929   $    0.08   $  1,630,000   8,573,345   $    0.19
                                                                               -----                                  -----
                                                                               -----                                  -----
Dilutive impact of stock options and grants.....          --     143,401                         --     211,201
                                                  ----------  ----------               ------------  ----------
Diluted earnings per share before extraordinary
  gain..........................................  $  709,000   8,728,330   $    0.08   $  1,630,000   8,784,546   $    0.19
                                                  ----------  ----------       -----   ------------  ----------       -----
                                                  ----------  ----------       -----   ------------  ----------       -----

                                                        FOR THE THREE MONTHS                    FOR THE SIX MONTHS
                                                       ENDED OCTOBER 31, 1997                 ENDED OCTOBER 31, 1997
                                                ------------------------------------  --------------------------------------
                                                                          PER SHARE                               PER SHARE
                                                  INCOME       SHARES      AMOUNT        INCOME        SHARES      AMOUNT
                                                -----------  ----------  -----------  -------------  ----------  -----------
Net income....................................  $   843,000                           $   1,340,000
Less: Preferred stock dividends...............     (515,000)                             (1,029,000)
                                                -----------                           -------------
Basic earnings per share......................      328,000   8,540,762   $    0.04         311,000   8,540,762   $    0.04
                                                             ----------       -----                  ----------       -----
                                                             ----------       -----                  ----------       -----
Dilutive impact of stock options and grants...           --          --                          --          --
                                                -----------  ----------               -------------  ----------
Diluted earnings per share....................  $   328,000   8,540,762   $    0.04   $     311,000   8,540,762   $    0.04
                                                -----------  ----------       -----   -------------  ----------       -----
                                                -----------  ----------       -----   -------------  ----------       -----

                    POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                OCTOBER 31, 1998

3.  INVENTORIES

    At October 31, 1998 and April 30, 1998, the components of inventories were as follows:

                                                                         OCTOBER 31,   APRIL 30,
                                                                            1998         1998
                                                                         -----------  -----------
                                                                              (IN THOUSANDS)
Raw materials..........................................................   $   4,215    $   3,814
Work in process........................................................         447          395
Finished goods.........................................................         249          310
                                                                         -----------  -----------
                                                                          $   4,911    $   4,519
                                                                         -----------  -----------
                                                                         -----------  -----------

4.  CONTRACTS IN PROGRESS

    The status of contract costs on uncompleted construction contracts were as follows:

                                                                                         BILLINGS IN
                                                                       COSTS AND            EXCESS
                                                                       ESTIMATED         OF COSTS AND
                                                                      EARNINGS IN         ESTIMATED
                                                                   EXCESS OF BILLINGS      EARNINGS         NET
                                                                   ------------------  ----------------  ---------
                                                                                   (IN THOUSANDS)
October 31, 1998:
  Costs and estimated earnings...................................      $    5,410         $    3,450     $   8,860
  Billings.......................................................          (4,020)            (3,775)       (7,795)
                                                                          -------            -------     ---------
                                                                       $    1,390         $     (325)    $   1,065
                                                                          -------            -------     ---------
                                                                          -------            -------     ---------

April 30, 1998:
  Costs and estimated earnings...................................      $    4,400         $    4,015     $   8,415
  Billings.......................................................          (3,681)            (4,394)       (8,075)
                                                                          -------            -------     ---------
                                                                       $      719         $     (379)    $     340
                                                                          -------            -------     ---------
                                                                          -------            -------     ---------

    Accounts receivable at October 31, 1998 and April 30, 1998 include amounts billed but not yet paid by customers under retainage provisions of $1.2 million and $1.0 million, respectively. Such amounts are generally due within one year.

5.  EXTRAORDINARY ITEM

    On June 9, 1998, the Company entered into an agreement with Connecticut Innovations Inc. ("CII") pursuant to which, in exchange for 9,509 shares of The Alpine Group, Inc. ("Alpine") common stock (which the Company acquired from Alpine and funded by an increase in indebtedness to Alpine) and a $0.1 million promissory note, CII terminated a Development Agreement originally entered into to finance product development costs at a Company subsidiary (since discontinued). As a result of this agreement, the Company recorded an extraordinary gain of $0.4 million during the six months ended October 31, 1998.

                    POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                OCTOBER 31, 1998

6.  SUBSEQUENT EVENT

    On November 20, 1998, the Company announced that it had completed the acquisition of all of the outstanding common stock of Alliance International Group, Inc. ("Alliance") for approximately $75 million, consisting of $67.0 million in cash and assumed debt and an $8.0 million 10% convertible subordinated promissory note due 2007. The acquisition was funded through $85 million in senior debt facilities (consisting of a $60 million senior secured debt facility and a $25 million senior subordinated debt facility) and the purchase by Alpine of $5 million of the Company's 9% Series C Convertible Preferred Stock. Proceeds of the debt facilities and preferred stock issuance were utilized to (i) finance the acquisition, (ii) repay certain Alliance indebtedness, (iii) repay existing outstanding bank debt of the Company, and
(iv) pay related transaction expenses.

    Alliance manufactures ceramic-coated steel for writing surfaces and also produces proprietary projection screen surfaces and various building components using ceramic steel. The acquisition will be accounted for using the purchase method. The purchase price will be allocated based upon the estimated fair value of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 30 years.

    Prior to the Alliance acquisition, the Company reached an agreement with Alpine, its largest shareholder, pursuant to which Alpine exchanged $25.2 million Series A Preferred Stock and associated accrued dividends and indebtedness of approximately $7.5 million for approximately 5.2 million shares of the Company's common stock and approximately $12.5 million of 9% Series B Convertible Preferred Stock. As a result, Alpine owns approximately 48% of the Company's current outstanding shares of common stock, including 17% of such shares previously owned.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company, though its subsidiaries, Greensteel, Inc. ("Greensteel") and Posterloid Corporation ("Posterloid"), operates in two industry segments. Greensteel manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and markerboards), custom cabinets, and workstation and conference center casework to schools, health care facilities, offices and other institutions throughout North America. Posterloid manufactures and sells indoor and outdoor menuboard display systems to the fast food and convenience store industries and changeable magnetic display signs used primarily by banks to display interest rates, currency exchange rates and other information.

RESULTS OF OPERATIONS

    The following table provides financial information about each business segment for the three and six months ended October 31, 1998 and 1997:

                                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           OCTOBER 31            OCTOBER 31
                                                                      --------------------  --------------------
                                                                        1998       1997       1998       1997
                                                                      ---------  ---------  ---------  ---------

                                                                                (DOLLARS IN THOUSANDS)
Net sales:
  Greensteel........................................................  $   9,228  $   7,933  $  18,487  $  15,027
  Posterloid........................................................      1,701      1,607      3,463      3,012
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................     10,929      9,540     21,950     18,039

Gross profit:
  Greensteel........................................................  $   2,580  $   2,108  $   5,179  $   4,193
  Posterloid........................................................        648        604      1,327      1,136
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................      3,228      2,712      6,506      5,329

Gross profit percentage:
  Greensteel........................................................       28.0%      26.6%      28.0%      27.9%
  Posterloid........................................................       38.1%      37.6%      38.3%      37.7%
    Consolidated....................................................       29.5%      28.4%      29.6%      29.5%

Selling, general and administrative expenses:
  Greensteel........................................................  $   1,713  $   1,535  $   3,346  $   3,089
  Posterloid........................................................        505        441        995        847
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................      2,218      1,976      4,341      3,936

Operating profit:
  Greensteel........................................................  $     867  $     573  $   1,833  $   1,104
  Posterloid........................................................        143        163        332        289
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................      1,010        736      2,165      1,393

Bookings:
  Greensteel........................................................  $   9,879  $   8,926  $  21,296  $  16,408
  Posterloid........................................................      1,623      1,722      3,423      3,137
                                                                      ---------  ---------  ---------  ---------
    Consolidated....................................................     11,502     10,648     24,719     19,545

Backlog:
  Greensteel........................................................                        $  19,114  $  13,255
  Posterloid........................................................                              728        698
                                                                                            ---------  ---------
    Consolidated....................................................                           19,842     13,953

THREE AND SIX MONTHS ENDED OCTOBER 31, 1998, COMPARED WITH THREE AND SIX MONTHS
  ENDED OCTOBER 31, 1997

    The Company's net sales for the three months ended October 31, 1998 increased 14.6% to $10.9 million, as compared to net sales of $9.5 million for the three months ended October 31,1997. For the six months ended October 31, 1998, net sales increased 21.7% to $22.0 million, as compared to net sales of $18.0 million for the six months ended October 31, 1997.

    Greensteel's net sales increased 16.3% to $9.2 million and 23.0% to $18.5 million, respectively, for the three and six months ended October 31, 1998, as compared to $7.9 million and $15.0 million, respectively for the three and six months ended October 31, 1997. The increase was due primarily to continuing strong demand in the educational visual display market combined with the Company's price competitive position and improving customer support. Total second quarter fiscal 1998 bookings for Greensteel were $9.9 million, as compared to $8.9 million for the same period in fiscal 1997, an increase of 1.0 million, or 10.7%. The Company ended the quarter with a backlog of $19.1 million, representing an increase of 44.2% compared to the end of the October 1997 quarter.

    Posterloid's net sales for the three and six months ended October 31, 1998 were $1.7 million and $3.5 million, respectively, as compared to $1.6 million and $3.0 million, respectively, for the three and six months ended October 31, 1997, an increase of 5.8% and 15.0%, respectively. Posterloid's bookings for the three months ended October 1998 were $1.6 million, a decrease of 5.7%, as compared to the three months ended October 1997. Posterloid's bookings for the six months ended October 31, 1998 were $3.4 million, an increase of 9.1% as compared to the six months ended October 31, 1997. Posterloid's backlog at October 31, 1998 was consistent with that at October 31, 1997.

    The Company's gross profit for the three months ended October 31, 1998 increased 19.0% to $3.2 million, as compared to $2.7 million for the three months ended October 31, 1997. For the six months ended October 31, 1998, gross profit increased 22.1% to $6.5 million, as compared to $5.3 million for the six months ended October 31, 1997. The Company's gross profit percentage increased to 29.5% and 29.6%, respectively, for the three and six months ended October 31, 1998, as compared to 28.4% and 29.5%, respectively, for the three and six months ended October 31, 1997.

    The gross profit at Greensteel increased 22.4% to $2.6 million for the three months ended October 31, 1998, as compared to $2.1 million for the three months ended October 31, 1997. For the six months ended October 31, 1998, Greensteel's gross profit increased 23.5% to $5.2 million, as compared to $4.2 million for the six months ended October 31, 1997. Greensteel's gross profit percentage increased to 28% for the three months and six month periods ended October 31, 1998 as compared to 26.6% and 27.9%, respectively, for the three months and six month periods ended October 31, 1997. The increase in Greensteel's gross profit margin is primarily attributable to manufacturing cost reductions resulting from profit improvement initiatives, improved cost absorption resulting from increased production volumes and product mix.

    The gross profit at Posterloid increased by 7.3% to $0.6 million for the three months ended October 31, 1998, as compared to $0.6 million for the three months ended October 31, 1997. For the six months ended October 31, 1998, Posterloid's gross profit increased 16.8% to $1.3 million, as compared to $1.1 million for the six months ended October 31, 1997. Posterloid's gross profit percentage increased to 38.1% and 38.3%, respectively, for the three and six months ended October 31, 1998 as compared to 37.6% and 37.7% for the three and six months ended October 31, 1997.

    Selling, general and administrative expenses for the three months ended October 31, 1998 were $2.2 million, as compared to $2.0 million for the three months ended October 31, 1997. For the six months ended October 31, 1998, selling, general and administrative expenses were $4.3 million, as compared to $3.9 million for the six months ended October 31, 1997. Most of this increase was due to additional selling expenses associated with an increase in commissions paid.

    On June 9, 1998, the Company entered into an agreement with Connecticut Innovations Inc., pursuant to which a Development Agreement, originally entered into to finance product development costs at a Company subsidiary, was terminated. As a result of this agreement, the Company recorded an extraordinary gain of $0.4 million during the six months ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended October 31, 1998, the Company used $0.6 million in cash to support operating activities, consisting of $2.1 million in cash flows generated from operations (net income plus non-cash charges) reduced by $2.7 million in cash flows used for net working capital changes. Working capital changes included seasonal increases in accounts receivable of $1.1 million, inventories of $0.4 million, and costs in excess of billings of $0.1 million, and decrease in accounts payable and accrued expenses of $0.4 million. Cash provided by financing consisted of an increase of $0.8 million in the revolving line of credit.

    At October 31, 1998, the Company had outstanding debt of $17.2 million which consisted principally of $13.0 million in debt due to Alpine and $3.7 million due under the Company's existing revolving credit facility. On November 20, 1998, the Company, in conjunction with the acquisition of Alliance (see Note 6 to the accompanying consolidated financial statements), entered into a $60 million senior credit agreement ("Credit Agreement") and a $25 million 12.5% senior subordinated credit agreement ("Senior Notes"). Concurrent with the financing, Alpine purchased $5 million of 9% Series C Convertible Preferred Stock of the Company.

    The Credit Agreement consists of a $25 million term loan A, a $20 million term loan B and a $15 million revolving credit facility. Proceeds from the financing were used to (i) pay $33 million, representing the cash portion of the acquisition price, (ii) refinance approximately $34 million of Alliance's existing credit facilities, (iii) refinance approximately $4 million under PolyVision's existing credit facility and (iv) pay related transaction expenses. The Company expects to have approximately $12 million in undrawn availability under its revolving credit facility. Obligations under the Credit Agreement and Senior Notes are secured by substantially all of the assets of the Company and by the common stock of each of the Company's domestic and foreign subsidiaries. The Credit Agreement and Senior Notes contain customary performance and financial covenants.

    In November, the Company reached an agreement with Alpine, pursuant to which Alpine exchanged $25.2 million Series A Preferred Stock and associated accrued dividends and indebtedness of approximately $7.5 million for approximately 5.2 million shares of the Company's common stock and approximately $12.5 million of 9% Series B Convertible Preferred Stock.

    Following the completion of the acquisition and related refinancing, the Company expects to have total outstanding debt of approximately $85 million. Over the next 12 months, the Company has debt service commitments and anticipated capital expenditures of approximately $9-$10 million. Management anticipates that the Company will generate sufficient cash flows from operating activities to meet its annual commitments, however, should any shortfall arise due to working capital fluctuations and other factors, cash and funds availability under the revolving credit facility should be sufficient to cover such shortfalls.

YEAR 2000

    During fiscal 1998 and 1997, the Company established project teams responsible for identifying and resolving Year 2000 issues. These efforts include identification and review of internal operating systems and applications, and customer projects and services, as well as discussions with information providers and other key suppliers to the business. Remediation costs for problems identified thus far are not expected to be material to the Company's consolidated financial position, liquidity or results of operations. The Company has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

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

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27  Financial Data Schedule.

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              POLYVISION CORPORATION

Date: December 15, 1998                       By: /s/ JOSEPH A. MENNITI
                                              ----------------------------------------------
                                                 Joseph A. Menniti
                                                 CHIEF EXECUTIVE OFFICER
                                                 (AND PRINCIPAL FINANCIAL OFFICER)