Form 10-K
period 1998-12-31
POLYVISION CORP
filed 1999-03-31
CIK 835405

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period for           Commission file number
 the eight months ended December 31, 1998             1-10555

                             POLYVISION CORPORATION
                             ----------------------
                     (Exact name of registrant as specified
                                 in its charter)

             New York                              13-3482597
  -------------------------------      -----------------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)                Identification No.)

        48-62 36th Street
    Long Island City, New York                       11101
  -------------------------------      -----------------------------------------
       (Address of principal                        (Zip Code)
        executive offices)

       Registrant's telephone number, including area code: (718) 433-2170

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
  -------------------------------      -----------------------------------------

   Common Stock, par value
       $.001 per share                          American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

            The aggregate market value of the voting stock held by non-affiliates of the Registrant was $17,891,000 as of March 24, 1999.

            The number of shares outstanding of the Registrant's common stock as of March 24, 1999 was 14,117,750 shares.

                              --------------------

      The following document is incorporated by reference into Part III of this Form 10-K:

      Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 1998 annual meeting of shareholders.

================================================================================

                             POLYVISION CORPORATION

                        1998 FORM 10-K TRANSITION REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.   BUSINESS ........................................................    3
ITEM 2.   PROPERTIES ......................................................   10
ITEM 3.   LEGAL PROCEEDINGS ...............................................   11
ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS ............   11

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS .............................................   12
ITEM 6.   SELECTED FINANCIAL DATA .........................................   14
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS .............................   15
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .....................   23
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ...................   53

                                    PART III

ITEMS 10, 11, 12 AND 13 ...................................................   53

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K .....................................................   54

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      PolyVision Corporation, through its operating units, Greensteel, Alliance and Posterloid, manufactures and sells information display products.

      o Through Greensteel, it manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces (such as ceramicsteel chalkboards and markerboards), custom cabinets, and workstation and conference center casework primarily for schools and offices.

      o Through the recently-purchased Alliance division, it manufactures continuous coiled ceramicsteel (a high grade, fused, ceramic surface on light-gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnel and people moving systems. Alliance also produces proprietary projection screen surfaces, screen printed and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high endurance signage.

      o Through Posterloid, it manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

      Greensteel combines its own direct marketing network with approximately 65 independent dealers, which enables it to market its products to schools, healthcare facilities, offices and other institutions throughout the country. Most of Greensteel's products are sold in connection with new facility construction and renovation. These products are generally sold as part of a bid process conducted through architects and general contractors working with Greensteel's sales staff and those of its dealers, and are custom-made to specifications. Successful marketing of these products is dependent on Greensteel's maintenance of strong relationships with its dealers, architects and general contractors. Greensteel has been advised by its customers that Greensteel products have achieved general recognition as quality products.

      Alliance's products are sold in the United States and, through facilities in Belgium, France and Denmark, throughout Europe and the rest of the world. In the United States, Alliance uses its direct sales personnel to sell its products to fabricators/original equipment manufacturers ("OEMs") of finished board products for the educational, office supply and other markets, and screen and non-screen printed interior and exterior panels for the transportation, building construction and other markets ("infrastructure products"). Outside the United States, Alliance sells its products to OEMs and, through its facilities in France and Denmark, finished products, in each case predominantly for schools. Alliance's infrastructure product sales are made by direct sales efforts through employees and sales agents working with architects and designers on specific projects, such as vehicular tunnels and transportation terminals having specialized durability, cosmetic or signage requirements.

      Posterloid uses a direct sales force to sell throughout the United States. Its customers are restaurants (mostly in the fast food and stadium/terminal food concession markets), banks and design firms serving these types of customers. Posterloid manufactures its products with a variety of materials and is able to supply its customers an assortment of menuboards and merchandising displays, such as interior back lit menuboards, interior magnetic menuboards, drive-through menuboards, and specifically for banks, magnetic interest rate boards and other merchandising displays.

      PolyVision has achieved its current position in the specialized markets it serves largely because it performs a full range of services, including the custom design, production and installation of products. PolyVision believes this integrated approach enhances its responsiveness to customer needs and allows its customers to obtain a full line of products and services from a single source. This makes it easier for PolyVision to establish ongoing relationships with customers and provide for their future requirements. Competition in PolyVision's markets is based largely on price, product quality, customer service and reliability.

RECENT DEVELOPMENTS

      Acquisition of Alliance International Group and Change in Fiscal Year

      In November 1998, PolyVision purchased, from Wind Point Partners III, L.P. and certain minority stockholders, all of the outstanding capital stock of Alliance International Group, Inc. (usually referred to as "Alliance"), a leading manufacturer of ceramicsteel products. The purchase price was $75.8 million, consisting of $32.6 million in cash, $8.0 million in a 10% convertible subordinated promissory note due in 2007 and $35.2 million of third-party debt which was assumed or refinanced by PolyVision. Following the purchase, Alliance became a division of PolyVision.

      Alliance has its headquarters in Norcross, Georgia, and manufacturing facilities in Oklahoma, Belgium, France and Denmark. It had approximately $60.0 million in revenues during calendar 1997. Following the closing of the Alliance acquisition, Michael H. Dunn, Alliance's Chairman and Chief Executive Officer, became the new President and Chief Operating Officer of PolyVision, as well as a member of the PolyVision Board of Directors.

      The cash portion of the Alliance acquisition and the simultaneous refinancing of PolyVision's existing credit facility was funded by a $60.0 million senior secured bank loan, a $25.0 million senior subordinated bank loan, and $5.0 million in cash proceeds from the sale of shares of PolyVision 9% Series C Convertible Preferred Stock to The Alpine Group, Inc. ("Alpine").

      In December 1998, PolyVision announced its decision to change to a December 31 fiscal year from an April 30 fiscal year, consistent with Alliance's fiscal period.

      Recapitalization of Preferred Stock and Debt

      In November 1998, under an Exchange Agreement between PolyVision and Alpine and another preferred stockholder, PolyVision accepted approximately $25.7 million in liquidation value of its Series A Preferred Stock (plus accrued dividends) and approximately $7.4 million debt that PolyVision owed to Alpine, in exchange for approximately 5.3 million shares of PolyVision's common stock and approximately $12.4 million in liquidation value of its 9% Series B Convertible Preferred Stock. As a result of this transaction, Alpine directly owns approximately 48.4% of PolyVision's outstanding shares of common stock (including 16.8% of such shares previously owned) and could own after conversion of the Series A and Series B Preferred Stock as much as 65.1% of PolyVision's outstanding shares.

BUSINESS OPERATIONS

Greensteel

      Products

      Greensteel manufactures custom-made systems incorporating ceramicsteel chalkboards and markerboards, tackboards, display cases and bulletin boards. Greensteel also manufactures wood and plastic laminate casework, Mostly, these products are sold in new construction, usually construction of schools. Ceramicsteel used by Greensteel is now being manufactured at Alliance's Oklahoma plant, where porcelain is fused to continuous coil steel in gas furnaces.

      Ceramicsteel writing surfaces, which are available in a range of colors and surface types, are virtually indestructible and maintenance free, and are warranted by Greensteel to retain their original writing and erasing qualities under normal usage and wear. As a result of these product qualities, Greensteel believes that ceramicsteel writing surfaces currently account for approximately 75% of all chalkboard and markerboard sales in the United States and will continue to grow for the foreseeable future.

      Greensteel's chalkboards, tackboards, markerboards and cabinetry are typically sold together as a package to finish facility wall surfaces in schools and offices. These products are manufactured at one or more of Greensteel's production and fabrication facilities and are generally sold together as part of a package to end-users through a sales force operating out of Greensteel's regional sales offices and through independent dealer organizations. Greensteel's writing surface products are normally priced from $100 to $900 per unit, depending on the core material, dimension, steel, gauge and trim, and whether the products are being sold through its own sales staff or through independent dealers.

      Sales and Markets

      Most of Greensteel's products are sold pursuant to a bid process conducted through architects and general contractors working with Greensteel's sales staff. Warranties made by Greensteel with respect to its products and services are consistent with industry standards, except for a 50-year warranty on the writing surface of its ceramicsteel chalkboards, which is in keeping with industry standards. Greensteel markets its products through a direct sales staff of six persons, most of whom work on a salary plus commission basis, and maintains four sales offices. Greensteel has converted part of its distribution channel to sales efforts through independent dealers who do their own estimating, quoting, project management and installation, and who bear the cost of performance bonds and contract retainage. As of December 31, 1998, Greensteel had approximately 65 dealers covering various geographical areas of the United States. Sales to educational institutions and facilities account for a majority of Greensteel's revenues. Greensteel's business is concentrated in the eastern half of the United States, California, Florida and select other states that represent the highest educational spending and growth.

      Manufacturing

      Greensteel conducts manufacturing operations primarily at its 200,000 square-foot facility in Dixonville, Pennsylvania, and a second 31,000 square-foot facility in Riverside, California.

      Raw Materials

      Greensteel purchases its ceramicsteel requirements from its recently acquired Alliance division. As a result, its ceramicsteel writing surfaces are readily available as are all other raw materials.

      Competition

      Greensteel competes with a variety of companies that manufacture visual display products (such as chalkboards, markerboards and tackboards) and institutional cabinetry, primarily for sale in the education market (such as schools, pre-schools and day-care centers). There are more than 100 companies that compete in the sale of visual display products, of which approximately 20 companies compete in large geographical regions, and two of which, Nelson-Adams and Claridge Products & Equipment, Inc., compete nationally through a network of independent distributors and sales offices. Greensteel also competes with numerous local woodworking firms with respect to its cabinetry, and at least nine such companies that sell nationally, either through a system of dealers, direct sales offices, or both. Greensteel maintains a competitive position through design quality, reliability, and its constant attention to costs.

      Seasonality

      Greensteel's business is seasonal and much of its revenues and most of its operating profits occur during the late spring and summer months of the year. This occurs primarily as a result of increased business activity in the summer months when schools are closed and construction and renovation activity increases. Greensteel typically incurs a loss in the winter months.

      Backlog

      As of December 31, 1998, Greensteel's backlog was approximately $18.0 million, as compared with $15.4 million as of December 31, 1997. Management expects that most of the backlog will be filled in fiscal 1999. Revenues from sales of specific products are recorded when title transfers, which is typically upon shipment. Revenues from construction of custom installations under contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. See Note 2, "Revenue Recognition" to the Notes to Consolidated Financial Statements included herein.

      Employees

      As of December 31, 1998, Greensteel employed approximately 240 people. Approximately 100 employees at Greensteel's Dixonville, Pennsylvania plant are members of the Carpenters Union. In February 1999, Greensteel and the Carpenters Union ratified a new three-year collective bargaining agreement. Greensteel considers relations with its employees to be good.

      Patents and Trademarks

      Greensteel holds a number of trademarks covering various products and processes relating to its business. Greensteel believes that its "Greensteel" trademark is important because it is highly recognized by customers, general contractors and architects in the education and institutional markets as providers of quality products used in construction projects. Greensteel periodically monitors for infringing uses of this mark and has never encountered any such infringement. Management of Greensteel believes that such infringement is unlikely. None of Greensteel's trademarks are considered to be material to Greensteel's ongoing business.

      Insurance

      Greensteel maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which Greensteel is engaged. Greensteel believes that the amount and form of its insurance coverage is sufficient.

      Environmental Matters

      Greensteel's manufacturing operations are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission, transportation and discharge of hazardous materials and waste products. Compliance with these laws has not resulted in a material cost to Greensteel and has not had a material effect upon its capital expenditures, earnings or competitive position.

Alliance

      Products

      Alliance manufactures continuous coil, light-gauge ceramicsteel for a wide range of market applications, including visual communications products, transportation/infrastructure and industrial markets. Alliance's ceramicsteel combines the strength of steel with the unique properties of ceramicsteel, utilizing proprietary processes developed by Alliance. Certain characteristics of ceramicsteel that Alliance believes distinguishes it from other types of durable surfaces are longevity, ease of maintenance, non-toxicity and resistance to harsh environments.

      Alliance's ceramicsteel coils and sheets, which are available in a variety of surface finishes, treatments and colors, are used primarily as writing surfaces for markerboards and chalkboards and also as surfaces for projection screens. Alliance also manufactures non-standard, high performance, application-specific ceramicsteel coils and sheets with distinctive graphics, such as calendars, maps, artwork and signage. Ceramicsteel, used in visual communications and finished visual display products, accounted for approximately 80% of Alliance's fiscal 1998 revenues, with most of the remaining sales from infrastructure and industrial products described below.

      Alliance's ceramicsteel surfaces are particularly well-suited for interior and exterior surfaces of tunnel systems, subways, airports, bus terminals and train stations, and are frequently chosen substitutes for ceramic tile, glazed block and painted aluminum, because of its longevity, non-toxicity, fire-resistance, aesthetic potential, surface uniformity and relative ease of installation and maintenance. In addition, Alliance's ceramicsteel surfaces have a variety of industrial applications, such as components in radiant heaters and as surfaces for industrial graphic displays due to its ability to withstand high temperatures and high abuse environments.

      Sales and Markets

      Alliance's visual display products are sold in the United States and, through facilities in Belgium, France and Denmark, throughout Europe and to over 40 countries worldwide. In the United States, Alliance uses its direct sales personnel to sell its products to fabricators/OEMs that produce visual communication products, such as markerboards, chalkboards and other related products. These products are sold through a variety of distribution channels to a broad range of end users, particularly educational facilities and businesses. Outside the United States, Alliance sells its products to OEMs and, through its facilities in France and Denmark, it sells finished visual communications products predominantly to educational and business institutions. Sales of Alliance's infrastructure and industrial products are made by direct sales efforts through employees and other sales agents working with architects and designers on specific projects in the United States, Europe and the Far East.

      As of December 31, 1998, Alliance had a total of approximately 15 sales agents covering various geographical areas outside of the United States, principally in Europe and the Far East. In addition, Alliance employs six direct sales personnel in the US and 17 sales personnel in Europe.

      Manufacturing

      Alliance conducts manufacturing operations at its 180,000 square-foot facility in Okmulgee, Oklahoma (near Tulsa), its 124,000 square-foot facility in Genk, Belgium, a 155,200 square-foot facility in Crespin, France and a 29,800 square-foot facility in Odense, Denmark.

        The following table summarizes Alliance's manufacturing facilities:

                Okmulgee, Oklahoma        Genk, Belgium                  Odense, Denmark        Crespin, France
                ------------------        -------------                  ---------------        ---------------
Products         o Coils & Sheets         o Coils & Sheets             o Finished Visual      o Finished Visual
Manufactured     o Graphic Sheets         o Graphic Sheets               Communication          Communication
------------     o Laminated Panels       o Laminated Panels           o Surfaces             o Surfaces
                                          o Tunnel Panels                Laminated Panels       Laminated Panels
                                          o Heating Elements
                                          o Projection Screens

Equipment        o 4ft. Coil Line         o 4ft. Coil Line             o Laminating Line       o 4ft. Sheet Line
---------        o 5ft. Coil Line         o Silkscreen Graphics                                o Laminating Line
                 o Aluminum Molding       o Furniture Molding                                  o Assembly Lines
                   Line                   o Polyurethane Molding                               o Silkscreen
                 o Silkscreen             o Laminating Equipment                                 Graphics
                   Graphics               o Printed Circuit Assembly
                 o Laminating
                   Equipment

      Raw Materials

      The production of ceramicsteel requires three basic materials: steel coil, frit (glass fragments) and pigments or oxides. Alliance has never experienced any difficulty in obtaining these materials in adequate quantity or quality and relies predominately on a range of suppliers in the United States, Europe and Japan. Alliance maintains multiple sources of supply on all critical items and manages its purchasing commitments on a worldwide basis to leverage its purchasing strength.

      Competition

      Although Alliance believes that its ceramicsteel visual display surfaces currently occupy approximately 70% to 80% of the North American and European OEM markets for such surfaces, respectively, it competes with several domestic and international companies, some of which may have substantially greater financial and other resources than those of Alliance. In North America, Alliance faces competition from companies such as Claridge Products & Equipment, Inc., Kawasaki and NGK. Claridge is Alliance's most significant competitor in North America, but differs from Alliance in its market focus and production capabilities. Although Kawasaki and NGK are large companies with substantial resources, they manufacture ceramicsteel in only a limited range of products. In Europe, NGK and Kawasaki are Alliance's most significant ceramicsteel competitors but, as in North America, offer only a limited range of products. Alliance believes that its future success will depend upon its ability to develop and produce reliable products which incorporate developments in technology and satisfy consumer tastes with respect to style and design and its ability to market a broad range of such products in each applicable category at competitive prices.

      Seasonality

      Alliance's business is somewhat seasonal with much of its revenues and operating profits occurring in the spring and summer months of the year. This is due to the increased business activity in the months when schools are closed and general construction activity increases.

      Backlog

      As of December 31, 1998, Alliance's backlog totaled approximately $7,840,000. Due to the nature of its manufacturing process and customer base, Alliance produces and ships products to its customers without incurring material backlog.

      Employees

      As of December 31, 1998, Alliance employed approximately 360 people. Approximately 65 employees at Alliance's Okmulgee, Oklahoma facility are members of the Steel Workers of America Union. A renewed labor agreement with the Steel Workers of America became effective in July 1998, and expires in April 2001. In Alliance's European operations, including Crespin, France, and Odense, Denmark, most of the employees are members of various national unions within each country. To date, neither the Steel Workers of America Union nor the European unions have engaged in strikes or work stoppages against Alliance. Alliance believes that its relationships with both its union and non-union employees are good.

      Patents and Trademarks

      In June 1998, Alliance filed a federal trademark application that covers the mark "QuartzVue" for use with its front projection screens. During recent years, Alliance has filed for and received a number of patents relating to its core products and processes. It believes these patents continue to provide a competitive advantage in the markets served by Alliance and it will continue to ensure its position is protected and defended when necessary.

      Insurance

      Alliance maintains insurance with respect to its properties and operations in such form, in such amounts and with such insurers as is customary in the businesses in which Alliance is engaged. Alliance believes that the amount and form of its insurance coverage is sufficient.

      Environmental Matters

      Alliance's manufacturing operations are subject to numerous U.S. federal, state and local laws and regulations, as well as foreign laws and regulations relating to the storage, handling, emission, transportation and discharge of hazardous materials and waste products. Compliance with these laws has not been a material cost to Alliance and has not had a material effect upon its capital expenditures, earnings or competitive position. Alliance continues to monitor a project to achieve full environmental compliance on a facility no longer owned by Alliance and it is fully indemnified by owners prior to Alliance. To date, this project has not had a material impact on Alliance, and Alliance does not expect it to have a material impact in the future.

Posterloid

      Posterloid is engaged in the development, manufacture and sale of indoor and outdoor menuboard display systems to the fast food and convenience store industries. The Viscon division of Posterloid develops, manufactures and markets changeable magnetic display signage used primarily by banks to display interest rates, currency exchange rates and other information. Posterloid's displays are custom manufactured in arrays of screen printed plastic strips for ceiling hanging or for window or counter displays. As of December 31, 1998, Posterloid had approximately 800 customers. Posterloid's marketing activities are conducted through both a direct sales force and sales representatives. Raw materials used in Posterloid's operations are widely available but are purchased from a limited number of sources in order to obtain favorable prices and terms. Posterloid competes with three other significant national menuboard manufacturers and a large number of local manufacturers. Menuboard products compete on the basis of design capability, price, quality and ability to meet delivery requirements. Posterloid had approximately 65 employees as of December 31, 1998, and considers its employee relations to be good. None of its employees are covered by a collective bargaining agreement.

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

      Information concerning the principal facilities of Greensteel is set forth below:

                                                   Floor Area
Location                       Owned or Leased   (Square Feet)  Lease Expiration
--------------------------     ---------------    -----------   ----------------
Dixonville, Pennsylvania            Owned            199,200            --
Alliance, Ohio (1)                  Owned             28,000            --
Landis, North Carolina (2)          Leased            16,000          1999
Riverside, California               Leased            31,000          2002
Fraser, Michigan                    Leased             4,700          2000

(1) This facility was closed in February 1999 and operations were moved to Alliance's Oklahoma manufacturing facility. Greensteel is currently in the process of selling this facility.

(2)   Greensteel intends to renew this lease.

      Alliance owns all of its facilities. Real estate owned by Alliance has been pledged as collateral under PolyVision's credit facilities, both in the United States and Europe. Alliance believes that all of its facilities are well-maintained, in good condition and adequate for its present business. Alliance's Oklahoma and three European production facilities are currently utilized to the extent of two to three production shifts per day and are scheduled for additional shifts as demand requires during the busy seasonal period. At such levels of utilization, Alliance's production facilities have sufficient capacity to meet the current demand for Alliance's products.

      Information concerning the principal facilities of Alliance is set forth below:

Approximate                           Owned or           Floor Area
Location                               Leased          (Square Feet)
-------------------------------  ----------------  -------------------
Norcross, Georgia                      Owned                9,500
Okmulgee, Oklahoma                     Owned              180,000
Crespin, France                        Owned              155,200
Genk, Belgium                          Owned              124,000
Odense, Denmark                        Owned               29,800

      The only facility used by Posterloid, which is leased, is as follows:

Approximate                           Owned or       Floor Area       Lease
Location                               Leased      (Square Feet)   Expiration
-------------------------------  ----------------  --------------  -----------
Long Island City, New York             Leased          54,000         2001

ITEM 3. LEGAL PROCEEDINGS

      PolyVision and its subsidiaries are parties to routine litigation incidental to their business, none of which in the opinion of management will have a material impact on the financial condition of PolyVision.

      In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including PolyVision seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by PolyVision in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including PolyVision, to challenge the applicability of the NJCFA.

      The amended complaint was served during April 1997 and Plaintiff currently seeks $1,405,000 in damages from all defendants, as well as treble damages under the NJCFA. PolyVision has served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third party claims against an adhesives supplier whose product was utilized by PolyVision in fabricating the subject panels. As of the date hereof, discovery is continuing, but it is premature to render an estimate of the outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during two months ended December 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock Information

      The common stock of PolyVision is traded on the American Stock Exchange under the symbol PLI. The following table shows the high and low closing prices for trades on the American Stock Exchange:

                                         High           Low
                                         ----           ---

    Fiscal April 1997
    First Quarter.....................  $2-1/4         $5/8
    Second Quarter....................   1-1/8          5/8
    Third Quarter.....................   15/16          11/16
    Fourth Quarter....................   3/4            1/4

    Fiscal April 1998
    First Quarter.....................   3/4            1/4
    Second Quarter....................   1              3/8
    Third Quarter.....................   15/16          11/16
    Fourth Quarter....................   1-1/2          3/4

    Eight Months ended December 1998
    May to July 1998..................   1-5/8          7/8
    August to October 1998............   2-1/4          7/8
    November to December 1998.........   2-3/8          1-1/2

      The approximate number of security holders of PolyVision's common stock was 1,895 as of March 22, 1999. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name. The closing price of PolyVision's common stock on March 24, 1999, as reported by the American Stock Exchange, was $2-11/16 per share.

Dividend Policy

      PolyVision has never declared or paid dividends on its common stock and does not expect to pay dividends on its common stock at any time in the foreseeable future. Also, the terms of PolyVision's credit facilities prohibit the payment of common stock dividends and the terms of PolyVision's Series B and Series C Preferred Stock prohibit PolyVision from paying dividends on all classes of stock junior to such stock (including the common stock) while shares of PolyVision's Series B and Series C Preferred Stock remain outstanding.

Recent Sales of Unregistered Securities

      Subordinated Note Financing; Warrants to Purchase Common Stock

      In December 1998, PolyVision issued $25,000,000 of 12.5% Senior Subordinated Notes due December 30, 2006 (the "Hancock Notes") to John Hancock Mutual Life Insurance Company and certain of its affiliates (collectively, "John Hancock") pursuant to a Senior Subordinated Note and Warrant Purchase Agreement (the "Subordinated Note Agreement"). Under the Subordinated Note Agreement, John Hancock purchased from PolyVision the Hancock Notes and warrants to purchase up to 2,986,467 shares of PolyVision common stock (the "Warrants"). John Hancock may exercise the Warrants at any time during their ten-year term. The exercise price of the Warrants is $.001 per share.

      Exchange Transaction; Common Stock and Series B Convertible Preferred
Stock

      In November 1998, shortly before the Alliance purchase, PolyVision completed a related transaction (the "Exchange Transaction") with Alpine and another preferred shareholder. In the transaction, PolyVision exchanged approximately $25.7 million in liquidation value of PolyVision Series A Preferred Stock (plus accrued dividends) and indebtedness of approximately $7.4 million due from PolyVision, for approximately 5.3 million shares of common stock and approximately $12.4 million in liquidation value of Series B Preferred Stock to Alpine and another entity. The Series B Preferred Stock may be converted into 4,132,517 shares of common stock at any time at a conversion price of $3.00 per share. Alpine is entitled to the payment of cumulative cash dividends at the rate of 9% per year. These dividends, however, are prohibited through July 2001 under the terms of PolyVision's senior subordinated credit facility, and thereafter can only be paid if PolyVision is in compliance with specified financial ratios set forth in the senior secured credit facility and senior subordinated credit facility. Also, although PolyVision can redeem the Series B Preferred Stock under the terms of the preferred stock agreement at face value, plus accrued but unpaid dividends, at any time, the terms of PolyVision's credit facilities prohibit PolyVision from doing so. Shares of Series B Preferred Stock have no voting rights, except (voting as a separate class) for certain significant business transactions such as the merger or consolidation of PolyVision, the sale of all or substantially all of PolyVision's assets or an amendment of PolyVision's Certificate of Incorporation or By-laws which adversely affects the rights of holders of Series B Preferred Stock. However, if Alpine were to transfer ownership of its shares of Series B Preferred Stock to an unaffiliated third party, such transferee would be entitled to vote (together with common shareholders) the equivalent number of shares of common stock as it would hold if it converted its shares immediately prior to the record date of such vote. The Series B Preferred Stock also has customary anti-dilution provisions for stock dividends, stock splits, share combinations, recapitalizations and other capital adjustments.

      Also, in November 1998, PolyVision issued to Alpine an additional 209,790 shares of common stock and Series B Preferred Stock convertible into 150,000 shares of common stock, valued together at $750,000, as compensation for structuring and assisting PolyVision in completing the Alliance purchase.

      Series C Convertible Preferred Stock

      In November 1998, PolyVision sold to Alpine for $5.0 million in cash, shares of PolyVision Series C Preferred Stock. PolyVision applied the $5.0 million to the purchase price for Alliance. The Series C Preferred Stock may be converted into 2,500,000 shares of common stock at any time. Other than the conversion price, the terms of the Series C Preferred Stock are identical to the terms of the Series B Preferred Stock and rank equally with respect to distribution rights upon the liquidation, dissolution or winding-up of the affairs of PolyVision, and with respect to dividend rights.

      10% Convertible Subordinated Promissory Note

      The purchase price in the Alliance acquisition included an $8.0 million, 10% convertible subordinated promissory note due in 2007 (the "Note"), which was issued to Wind Point Partners III, L.P., as agent for the sellers in the transaction. The Note may be converted at any time after May 20, 1999 into shares of common stock at a conversion price of $3.00 per share. However, if the Note has not been repaid by November 20, 2004, the conversion price will be reduced by $.25 to $2.75 per share. Likewise, the conversion price will be reduced by another $.25 per share on each of November 20, 2005, 2006 and 2007 (to a final conversion price of $2.00 per share) if the Note has not been repaid by any such date. The principal amount of the Note may also be reduced, by up to $2.0 million, for claims made by PolyVision against Wind Point Partners and the other sellers on account of misrepresentations or breaches of warranty stemming from the Stock Purchase Agreement among the parties in the Alliance purchase. If this were to happen, the number of shares available to Wind Point Partners for conversion would be proportionally reduced.

      All of the foregoing issuances of PolyVision securities were made pursuant to private placements under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements of PolyVision and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Report.

                                                EIGHT MONTHS ENDED
                                                   DECEMBER 31,                  TWELVE MONTHS ENDED APRIL 30,
                                            ----------------------------  ---------------------------------------------
                                               1998(4)         1997(3)      1998        1997(2)      1996        1995(1)
                                            ------------  --------------  --------  -------------  --------  ----------
                                            (in thousands, except per share data)
Statement of Operations Data:

Net sales from operations ................   $  33,877       $  22,860    $  34,167   $  32,233    $  35,627   $  13,572
Income (loss) from operations ............       2,050           1,288        1,392      (4,289)      (5,245)     (5,644)
Net income (loss) ........................         591           1,097        1,010      (5,109)      (5,769)     (5,728)
Preferred stock dividends ................        (179)         (1,376)      (1,545)     (2,059)      (2,040)       (448)
Accretion of preferred stock .............        (312)             --           --          --           --          --
Gain on conversion .......................      19,252              --           --          --           --          --
Income (loss) applicable to common stock .      19,352            (279)        (535)     (7,168)      (7,809)     (6,176)
Income (loss) per share-basic and diluted         2.04            (.03)       (0.06)      (0.84)       (0.94)      (0.67)

Balance Sheet Data:

Total assets .............................     122,208          19,091       18,464      16,901       18,983      22,153
Long-term obligations ....................      74,511          13,537       13,842      11,499        7,380       1,785
Preferred stock ..........................      17,848          25,731       25,731      25,731       25,731      25,502
Total shareholders' equity (deficit) .....      20,921          (3,207)      (3,475)     (2,990)       4,084      11,090

----------
(1) Includes the results of Greensteel for the four months ended April 30, 1995.

(2) Includes a $650,000 restructuring charge for the discontinuance of APV's operations.

(3)   Eight month results for the period ended December 31, 1997 are unaudited.

(4) Includes a $1,250,000 nonrecurring charge related to the acquisition of Alliance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following table summarizes, for the periods presented, the respective amounts of Greensteel, Posterloid, Alliance and APV, PolyVision's primary operating segments:

                                        EIGHT MONTHS ENDED
                                           DECEMBER 31,           TWELVE MONTHS ENDED APRIL 30,
                                      -----------------------   ----------------------------------
                                         1998         1997         1998         1997         1996
                                      -----------  -----------  ----------  ------------  --------
                                                        (in thousands, except percentages)
Net sales
    Greensteel ....................   $ 23,058     $ 18,803     $ 27,813     $ 26,152     $ 30,070
    Posterloid ....................      4,202        4,057        6,354        6,081        5,557
    Alliance ......................      6,617           --           --           --           --
                                      ------------------------------------------------------------
                                        33,877       22,860       34,167       32,233       35,627
Gross profit
    Greensteel ....................      6,362        5,090        7,459        5,740        6,129
    Posterloid ....................      1,564        1,532        2,422        1,738        1,635
    Alliance ......................      2,591           --           --           --           --
                                      ------------------------------------------------------------
                                        10,517        6,622        9,881        7,478        7,764

Gross margin ......................       31.0%        29.0%        28.9%        23.2%        21.8%
    Greensteel ....................       27.6%        27.1%        26.8%        21.9%        20.4%
    Posterloid ....................       37.2%        37.8%        38.1%        28.6%        29.4%
    Alliance ......................       39.2%          --           --           --           --

Selling, general and administrative
expenses
    Greensteel ....................      4,330        4,024        6,184        6,967        6,356
    Posterloid ....................      1,182        1,150        1,725        1,668        1,766
    Alliance ......................      1,209           --           --           --           --
    APV and Corporate .............        218           64          435        1,179        1,856
                                      ------------------------------------------------------------
                                         6,939        5,238        8,344        9,814        9,978
Amortization of goodwill
    Posterloid ....................         97           96          145          145          145
    Alliance ......................        151           --           --           --           --
                                      ------------------------------------------------------------
                                           248           96          145          145          145
Research and development
    APV ...........................         --           --           --        1,158        2,886
    Alliance ......................         30           --           --           --           --
                                      ------------------------------------------------------------
                                            30           --           --        1,158        2,886
Operating income (loss)
    Greensteel ....................      2,032        1,066        1,275       (1,227)        (227)
    Posterloid ....................        285          286          552          (75)        (276)
    Alliance ......................      1,201           --           --           --           --
    APV and Corporate .............       (218)         (64)        (435)      (2,337)      (4,742)
    Non-recurring expenses ........     (1,250)          --           --         (650)
                                      ------------------------------------------------------------
                                         2,050        1,288        1,392       (4,289)      (5,245)

Net interest expense ..............      1,408          533          839          910          516
Other (income) expense ............        201         (342)        (472)         (90)          (8)

RESULTS OF OPERATIONS

EIGHT MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE UNAUDITED EIGHT MONTHS ENDED DECEMBER 31, 1997 [TRANSITION PERIOD]

      Net sales for the eight months ended December 31, 1998, totaled $33,877,000, an increase of 48% over the 1997 comparable eight-month period of $22,860,000. The increase of $11,017,000 was primarily due to the inclusion of the results of Alliance which was purchased on November 20, 1998, ($6,617,000), combined with increased business activity at Greensteel and Posterloid. For the eight months ended December 31, 1998, Greensteel's net sales increased $4,255,000, to $23,058,000, or 23% over the prior's year eight-month period of $18,803,000, due to continuing demand in the education visual display market. Posterloid's net sales also increased in the eight month period ended December 31, 1998, as compared to the previous year, from $4,057,000 to $4,202,000.

      Gross profit for the eight-month period ended December 31, 1998, totaled $10,517,000 compared to $6,622,000 for the comparable 1997 eight-month period. The increase in gross profit of $3,895,000 was due in part to the inclusion of $2,591,000 of gross profit earned by Alliance since its purchase on November 20, 1998. Greensteel's gross profit increased by $1,272,000 in the 1998 eight-month period, to $6,362,000 versus $5,090,000 in 1997. This increase was due to the sales gains noted above. Gross profit margin, as a percent of sales revenue, increased from 29.0% in 1997 to 31.0% in 1998. This increase was principally due to the purchase of Alliance on November 20, 1998, combined with production efficiencies at Greensteel during the 1998 period. Due to the nature of its business, Alliance's gross profit margin is normally higher than Greensteel's gross profit margin.

      Selling, general and administrative costs in the eight-month period ended December 31, 1998 were $6,939,000, an increase of $1,701,000 over the 1997 total of $5,238,000. Of the increase, $1,209,000 was due to the normal and customary business activities of Alliance since the purchase on November 20, 1998. The remaining increase in the 1998 eight-month period compared to 1997 was principally due to higher selling commissions and increased professional fees.

      An additional $1,250,000 of nonrecurring expense recorded in the eight-month period ended December 31, 1998, was directly related to the purchase of Alliance, and included a one-time fee of $750,000 paid to an affiliate for investment banking advisory services, and $500,000 of nonrecurring restructuring costs related to consolidation of manufacturing activities.

      Interest expense in the eight-month period ended December 31, 1998 increased by $875,000, to $1,408,000, versus $533,000 in the 1997 comparable eight-month period. Most of the increase is attributable to the purchase of Alliance (See "Liquidity and Capital Resources").

      Income tax expense for the 1998 eight month period increased $286,000, compared to no expense in the 1997 comparable period, and relates principally to income taxes for the European business income of Alliance.

EIGHT MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH TWELVE MONTHS ENDED APRIL 30, 1998

      For the eight months ended December 31, 1998, PolyVision's net sales totaled $33,877,000 compared to net sales of $34,167,000 for the full year ended April 30, 1998, a decline of $290,000. The decline in net sales is the result of the shorter period comparison through December 31, which was offset by the inclusion of the net sales of Alliance since the purchase on November 20, 1998 ($6,617,000).

      Gross profit for the eight month period ended December 31, 1998, totaled $10,517,000 compared to $9,881,000 for the twelve months ended April 30, 1998. Despite the shorter period comparison through December 31, 1998, gross profit increased $636,000, as the eight month period included Alliance's gross profit of $2,591,000 since the purchase. As a percent of sales revenue, gross profit margin was 31.0% for the eight-month period ended December 31, 1998, versus a gross profit margin of 28.9% for the twelve-month period ended April 30, 1998. The increase in gross profit margin was principally due to the inclusion of Alliance's gross profit since the purchase, combined with production efficiencies at Greensteel. Since Alliance normally earns a higher gross profit margin than Greensteel, the overall gross profit margin increased.

      Consolidated selling, general and administrative expenses for the eight months ended December 31, 1998, totaled $6,939, a decrease from the twelve month total of $8,344 for the period ended April 30, 1998. The decline was due to the shorter comparison period during the eight months ended December 31, 1998, partially offset by the inclusion of Alliance's operating expenses since the purchase.

      Interest expense in the eight month 1998 period ended December 31, 1998, increased $569,000, to $1,408,000, compared to $839,000 for the twelve month period ended April 30, 1998. Most of the increase is attributable to the acquisition of Alliance (See "Liquidity and Capital Resources").

      Income tax expense for the 1998 eight month period ended December 31, 1998 totaled $286,000, compared to $15,000 in the twelve-month period ended April 30, 1998. The increase was caused by the inclusion of income taxes related to the European business income of Alliance since the purchase.

TWELVE MONTHS ENDED APRIL 30, 1998 COMPARED WITH TWELVE MONTHS ENDED APRIL 30, 1997

      PolyVision's net sales for the fiscal year ended April 30, 1998 increased by 6% to $34,167,000 compared to net sales of $32,233,000 for the fiscal year ended April 30, 1997. Sales at Greensteel improved by 6% to $27,813,000, an increase of $1,661,000 over the previous fiscal year. PolyVision's conversion to a dealer network using specialty school supply dealers, rather than a direct sales effort, resulted in increased volume due to better geographical coverage. Dealer revenue for the fiscal year ended April 30, 1998 improved from the previous year by $4,713,000 or 40% and represented 58% of total sales. This increase was partially offset by the loss of installation work that was previously done by PolyVision and is currently performed by the dealer. Total bookings for the fiscal year for Greensteel were $32,700,000 as compared to $26,438,000 for the prior year, an increase of $6,262,000, or 24%. Backlog at April 30, 1998 was $16,761,000 as compared to $11,874,000 at the end of the previous year. Posterloid's net sales for fiscal 1998 were $6,354,000 as compared to $6,081,000 for the previous year, an increase of 4%. This increase was due to added sales of menuboards to several restaurant and theater chains. Bookings for the fiscal year were $6,541,000 as compared to $6,168,000 for the prior year, an increase of 6%. The backlog at April 30, 1998 was $760,000 as compared to a backlog at April 30, 1997 of $573,000, an increase of $187,000, or 33%.

      Consolidated gross profit for the fiscal year ended April 30, 1998 improved by $2,403,000 to $9,881,000, or 32%, as compared to $7,478,000 in the previous year. The gross margin increased to 28.9% from 23.2% of net sales. Greensteel's gross margin improved to 26.8% from 21.9% reflecting improved product mix related to additional sales to dealers and increased plant throughput. The gross profit and gross margin for Posterloid were higher in fiscal 1998 than in fiscal 1997, being $2,422,000 compared with $1,738,000, and 38.1% compared with 28.6%. This increase in gross profit was principally due to a change in product mix, including a sales shift to more exterior signage, which typically generates higher profit margins. In addition, Posterloid moved operations into one facility during 1998, which reduced manufacturing costs in the 1998 period compared to 1997.

      Selling, general and administrative expenses for the fiscal year ended April 30, 1998 decreased by $1,470,000 as compared to the previous year. This decrease was due to lower bad debt expenses and lower selling expenses resulting from the conversion to a dealer network, to rather than direct sales.

      In April 1997, PolyVision determined to discontinue its research and development efforts and market its PolyVision flat panel technology solely through third-party licensing agreements. Therefore, in fiscal 1998, there were no research and development costs. The restructuring costs in fiscal 1997 represented the costs to discontinue APV.

      Other income in 1998 includes a $307,000 gain on the sale of PolyVision's property in North Carolina.

TWELVE MONTHS ENDED APRIL 30, 1997 COMPARED WITH TWELVE MONTHS ENDED APRIL 30, 1996

      PolyVision's net sales for the fiscal year ended April 30, 1997 decreased 10% to $32,233,000 compared to net sales of $35,627,000 for the fiscal year ended April 30, 1996. This decline resulted from reduced sales of $3,918,000 at Greensteel. In fiscal 1997, Greensteel had been in the process of converting its distribution channels to sales through dealers which do not require extended project management and are not subject to construction cost overruns or increased working capital requirements for performance bonds and retainage. As a result of selling through dealers, installation work that was previously done by PolyVision is performed by the dealer, resulting in reduced revenues. During fiscal 1997, PolyVision added 19 new dealers covering various geographic areas of the United States.

      Distributor sales for fiscal 1997 increased by 27% compared to fiscal 1996. Net sales for Posterloid increased by $524,000 or 9% in fiscal 1997. These additional sales were due to a significant increase in volume with a fast food restaurant chain.

      PolyVision's gross profit for fiscal 1997 decreased to $7,478,000 from $7,764,000 for fiscal 1996. Gross profit decreased at Greensteel from $6,129,000 to $5,740,000 due to lower revenues. Gross profit margins improved, however, to 22.0% from 20.4% due to higher margins on dealer sales and lower benefits costs due to a more favorable union contract. Posterloid increased its gross profit by $103,000 due to higher revenues, however the gross margin decreased from 29.4% in fiscal 1996 to 28.6% in fiscal 1997 due to increased costs.

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

      Research and development costs related to the PolyVision flat panel technology decreased by $1,728,000 for fiscal 1997. In April 1997, PolyVision made the decision to discontinue its research and development efforts and market the PolyVision flat panel technology through licensing agreements. This decision permitted PolyVision to better utilize its financial resources and resulted in a charge of $650,000 for restructuring expenses. This includes the estimated costs of severance pay and benefits and the write-down of assets to net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

      Acquisition and Ongoing Working Capital Financing

      PolyVision believes its credit facilities, combined with cash flows generated from current operations, are adequate to meet PolyVision's current and anticipated liquidity needs for at least the next 24 months.

      Financing for the Alliance purchase, and for PolyVision's ongoing working capital requirements, was and will be provided through:

      o senior credit facilities provided by Fleet National Bank and KBC Bank, N.V., in the maximum aggregate principal amount of $60,000,000 (the "Senior Credit Facilities"),

      o a $25,000,000 senior subordinated loan provided by John Hancock Mutual Life Insurance Company and certain of its affiliates (the "Subordinated Loan"), and

      o the purchase by Alpine of $5,000,000 of Series C Preferred Stock of PolyVision.

      The Senior Credit Facilities consist of (a) a revolving line of credit in the maximum principal amount of $15,000,000 (of which $9,500,000 is available in the United States, and $5,500,000 is available to PolyVision's European subsidiaries), (b) term loans (the "Tranche A Loans") in the aggregate principal amount of $25,000,000 (of which $4,369,392 was loaned in the United States, and $20,630,608 was loaned in Europe), and (c) an additional term loan (the "Tranche B Loan") in the principal amount of $20,000,000 (all of which was loaned in the United States). Advances under the revolving line of credit will be available through November 20, 2004, and borrowings thereunder may not at any time exceed
(1) for the United States borrowers, an amount equal to the lesser of $9,500,000 or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (2) for the European borrowers, the lesser of $5,500,000 or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2004 (in the case of the Tranche A Loans) and October 31, 2005 (in the case of the Tranche B Loan), and such principal installments have been weighted so that the majority of payments do not come due until the later years (including a $14,900,000 balloon payment under the Tranche B Loan due on October 31, 2005). PolyVision has the option of selecting interest rates on these loans based on either the announced prime rate of interest or the prevailing LIBOR rate, and the rate of interest in effect at any time will be dependent upon PolyVision's ratio of consolidated indebtedness to EBITDA (earnings before interest, taxes, depreciation and amortization) from time to time. The Tranche A Loan and Tranche B Loan are subject to mandatory prepayment to the extent of net unreinvested proceeds of certain asset sales and proceeds of certain future debt issuances by PolyVision, and out of a portion of annual excess cash flow and net proceeds of certain future equity issuances by PolyVision.

      The Senior Credit Facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and a pledge of the outstanding stock of such subsidiaries, and by cross-guarantees by PolyVision and its subsidiaries. PolyVision is required to comply with customary affirmative and negative covenants, and with financial covenants including a maximum ratio of total indebtedness to EBITDA, a minimum ratio of EBITDA to interest expense, a minimum ratio of EBITDA to fixed charges, and a maximum amount of annual capital expenditures. PolyVision will also be prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until such time as PolyVision reduces its ratio of total debt to EBITDA to certain prescribed levels. The lenders have reserved the right to declare all of these loans to be immediately due and payable upon the occurrence and during the continuance of certain customary events of default, including non-payment of principal or interest, bankruptcy, insolvency, default on other material indebtedness, and other material adverse developments or occurrences relating to PolyVision.

      The Senior Subordinated Loan bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears, and matures as to all principal in a single installment on December 30, 2006, subject to mandatory prepayment (at the option of the lender) at 101% of the principal balance (together with accrued interest) upon a change of control of PolyVision. Except for the guaranty thereof by PolyVision's domestic subsidiaries, the Senior Subordinated Loan is an unsecured obligation of PolyVision. The loan agreement includes customary affirmative and negative covenants, financial covenants similar to (but less stringent than) the financial covenants applicable to the Senior Credit Facilities, and customary events of default. The Senior Subordinated Loan is junior in right of payment to the Senior Credit Facilities, but senior in right of payment to the $8,000,000 promissory note issued by PolyVision to the Sellers as part of the purchase price in the Alliance acquisition.

      In conjunction with the borrowing of the Senior Subordinated Loan, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision, representing approximately 12.5% of the fully diluted common stock of PolyVision. PolyVision has agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock underlying the warrants, to enable the resale of such shares to the public, by no later than April 30, 1999 and to use its best efforts to make such registration statement effective by no later than June 15, 1999.

      Immediately after giving effect to the consummation of the acquisition, all of the Tranche A Loans and the Tranche B Loan under the Senior Credit Facilities, and the entire Senior Subordinated Loan, had been borrowed and were outstanding. In addition, approximately $1,557,000 of borrowings were outstanding under the European portion of the revolving credit facilities, and no amounts were outstanding under the United States portion of the revolving credit facilities.

      As of December 31, 1998, PolyVision's cash position totaled $4,841,000, an increase of $4,550,000 over the balance as of April 30, 1998. Most of the increase was due to the cash at Alliance on the purchase date combined with the proceeds remaining from the financing of the acquisition discussed above. For the eight-month period ended December 31, 1998, cash flows provided by operating activities totaled $1,469,000. During this period, PolyVision experienced a decrease in trade accounts receivable, net of effects from the purchase of Alliance, of $729,000 over the balance as of April 30, 1998, principally due to the seasonality of PolyVision's business, which is normally more active during the summer months. Also, PolyVision experienced a decrease in accounts payable and accrued expenses, net of effects from the purchase of Alliance, of $1,170,000 compared with the April 30, 1998 balance. This decline was also due to business seasonality.

      Exchange Transaction and Alpine Financing

      In May 1995, PolyVision entered into an agreement with Alpine, PolyVision's largest single shareholder, pursuant to which PolyVision had the right to borrow, prior to May 24, 1997, up to $5,000,000 from Alpine to be used by PolyVision to fund its working capital needs, including research, development and commercialization activities in connection with the flat panel display technology of APV, Inc., a wholly-owned subsidiary of PolyVision. Borrowings under the agreement were unsecured and accrued interest at a market rate reflecting Alpine's cost of borrowing such funds (then approximately 8-1/2%), with interest payable semiannually in cash. The principal balance was due on May 24, 2005, subject to mandatory prepayment of principal and interest, in whole or in part, from the net cash proceeds of any public or private equity or debt financing received by PolyVision at any time before maturity. In April 1997, PolyVision entered into a second agreement with Alpine to borrow $811,000 to fund its corporate borrowing requirements. Borrowings under this agreement were also at Alpine's cost of borrowing such funds. PolyVision had historically relied upon the support of Alpine to meet its working capital needs and financial commitments.

      In November 1998, all indebtedness of PolyVision due Alpine was exchanged for shares of PolyVision common stock and Series B Preferred Stock and is no longer outstanding.

EFFECTS OF INFLATION

      Inflation remains at a low rate and is not expected to have a significant effect on PolyVision in the near term.

YEAR 2000 COMPLIANCE

      Overview

      The year 2000 ("Y2K") problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year, thus not properly recognizing dates after December 31, 1999. The six-digit date (YYMMDD) has become the standard for date representations and is embedded in a multitude of computer programs and computer chips. Information Technology ("IT") hardware, "embedded" technology, such as microprocessors, or software that is date-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system and mechanical failures. PolyVision does not manufacture or sell products with embedded technology.

      During 1998, PolyVision began identifying and resolving Year 2000 issues. These efforts include identification and review of internal operating systems and applications, and customer projects and services, as well as discussions with information providers and other key suppliers to the business. At this time, based upon the efforts taken to date and those yet to be taken, PolyVision does not expect any serious disruptions in its business operations and, therefore, does not anticipate any material negative effect upon its revenues or earnings as a result of the Y2K issue. Remediation costs for problems identified thus far are not expected to be material to PolyVision's consolidated financial position, liquidity or results of operations. PolyVision has established a timetable for resolving Year 2000 issues so as not to interrupt ongoing operations.

      PolyVision's State of Readiness

      The Year 2000 project plan, including assessment, improvement, testing and implementation has been established. The assessment phase is 75% complete and should be completed in May 1999 upon receipt of all remaining vendor and supplier Y2K readiness inquiries.

      Assessment of the Year 2000 compliance of third parties with whom PolyVision has material relationships is in process. PolyVision's material third party relationships include the following:

      (a) Raw material vendors: PolyVision's raw material purchases are through third party raw material vendors. Most mission critical raw material vendors have responded to PolyVision's Y2K readiness inquiry;

      (b) Equipment vendors: The response to the Y2K readiness inquiries from equipment vendors, which includes all embedded chip equipment, is 80% complete;

      (c) Service providers: The response to the Y2K readiness inquiries from third party service providers, which includes utilities, phone service and all facility related services, is 75% complete; and

      (d) Software vendors: PolyVision has upgraded most purchased software to Y2K compliant version and is in the testing phase.

      The responses received, thus far, from PolyVision's third party vendors and suppliers indicate compliance on or before October 1, 1999.

      The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-complaint items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be completed in April 1999. Based on the findings of the planning and assessment phases completed to date, PolyVision does not believe independent verification and validation processes will be necessary.

      Costs to Address PolyVision's Year 2000 Issues

      The current estimate of the cost of remediation and equipment and software replacement is approximately $500,000 and is summarized below.

      PolyVision is installing a new computer system at its manufacturing facility in France and Denmark. The cost of computer hardware/software for these locations will approximate $250,000 and $80,000, respectively. PolyVision's computer system in Belgium is being upgraded to adequately handle the Year 2000 compliance issues, at an approximate cost of $150,000. Management believes its other computer systems are Year 2000 Compliant.

      Risks of PolyVision's Year 2000 Issues and PolyVision's Contingency Plans

      A reasonable worst case Y2K scenario is not known at this time. This determination will be made after the receipt of the remaining material third party questionnaires. However, the shipment of product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated. The Y2K project has had minimal impact on the schedule of other major IT projects.

      PolyVision has not completed a contingency plan, however, it will by May 1999. Each manufacturing facility will incorporate Year 2000 into their existing disaster contingency plan. The contingency plan will ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset, or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. PolyVision will be required to adopt the new statement in 2000. PolyVision has not yet quantified the impact of adopting SFAS No. 133 and has not determined the method of adoption. However, SFAS No. 133 could increase the volatility in earnings and other comprehensive income.

      Effective December 31, 1998, PolyVision adopted SFAS No. 130, "Reporting Comprehensive Income," which requires disclosures regarding PolyVision's comprehensive income defined as the total of net income and all other non-owner changes in equity, and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information, " which revises disclosure requirements related to segment reporting. SFAS No. 130 and SFAS No. 131 require disclosure only; therefore their adoption had no impact on PolyVision's financial position or results of operations.

FOREIGN CURRENCY

      With the purchase of Alliance, PolyVision has foreign-based operations, primarily in Europe, which it anticipates will account for approximately 35% of its sales during calendar 1999. In the conduct of its foreign operations, PolyVision makes intercompany sales principally between its European subsidiaries. These transactions are primarily denominated in Belgian and French francs, the functional currencies of PolyVision's major European subsidiaries. PolyVision does not have a significant amount of intercompany sales between its European and U.S. businesses, and does not routinely transfer funds between its domestic and foreign operations.

FORWARD-LOOKING STATEMENTS

      This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on PolyVision's expectations and are subject to a number of risks and uncertainties, certain of which are beyond PolyVision's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to PolyVision's history of operating losses and accumulated deficit; future capital requirements; competition, technical advances and seasonality; environmental matters; dependence on the construction market generally; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      PolyVision's exposure to market risk primarily relates to interest rates on long-term debt. For example, a one percent increase in interest rates affecting PolyVision's floating rate debt would increase the interest expense during the eight months ended December 31, 1998 by approximately $50,000 and PolyVision's budgeted interest expense for the year ending December 31, 1999 by approximately $450,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      The following financial statements of PolyVision and its subsidiaries are listed below:

Report of independent public accountants .................................   24
Consolidated balance sheets as of December 31, 1998 and April 30,
    1998 and 1997 ........................................................   25

For the periods ended December 31, 1998 and April 30, 1998, 1997 and 1996:
    Consolidated statements of operations ................................   27
    Consolidated statements of shareholders' equity (deficit) ............   28
    Consolidated statements of cash flows ................................   30
Notes to consolidated financial statements ...............................   32

      The following financial statement schedules of PolyVision and its subsidiaries are included:

Consolidated Financial Statement Schedules:*
    II - Valuation and Qualifying Accounts ...............................   52

----------

* Schedules other than those listed above are omitted because the conditions requiring their filing do not exist or because the required information is provided in the financial statements, including the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PolyVision Corporation:

We have audited the accompanying consolidated balance sheets of PolyVision Corporation (a New York corporation) and subsidiaries as of December 31, 1998 and April 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the eight months ended December 31, 1998 and each of the three years in the period ended April 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PolyVision Corporation and subsidiaries as of December 31, 1998 and April 30, 1998 and 1997 and the results of their operations and their cash flows for the eight months ended December 31, 1998 and each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 18, 1999

                     POLYVISION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (amounts in thousands, except share amounts)

                                                       December 31,      April 30,
                                                          1998        1998        1997
                                                        --------     -------------------
                         ASSETS
CURRENT ASSETS:
Cash                                                    $  4,841     $    291   $    415
Accounts receivable, net of allowance for
   doubtful accounts of $2,519, $795 and $1,013           17,883        7,267      7,020
Inventories                                               13,084        4,519      3,336
Costs and estimated earnings in excess of
   billings on uncompleted contracts                         838          719        690
Prepaid expenses and other current assets                  1,532          453        146
Deferred taxes                                               942           --         --
                                                        --------     --------   --------

     Total current assets                                 39,120       13,249     11,607

Property, plant and equipment, net                        17,768        1,513      1,442
Goodwill, net                                             61,402        3,692      3,836
Deferred financing costs, net                              3,661           --         --
Other assets                                                 257           10         16
                                                        --------     --------   --------

TOTAL ASSETS                                            $122,208     $ 18,464   $ 16,901
                                                        --------     --------   --------
                                                        --------     --------   --------

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Short-term borrowings                                   $    235     $  2,965   $  2,298
Current maturities of long-term debt                         363          240        980
Accounts payable                                           7,223        2,499      2,361
Accrued expenses                                          12,283        2,014      2,494
Billings in excess of costs and estimated
   earnings on uncompleted contracts                         503          379        259
                                                        --------     --------   --------

Total current liabilities                                 20,607        8,097      8,392

Long-term debt, less current maturities                   74,511          160         --
Indebtedness to The Alpine Group, Inc.                        --        7,028      6,382
Deferred taxes                                             5,418           --         --
Accrued dividends                                            178        5,643      4,099
Royalties payable                                             --          750        750
Excess of assets over purchase price of acquisition          256          261        268
Other noncurrent liabilities                                 317           --         --
                                                        --------     --------   --------

TOTAL LIABILITIES                                       $101,287     $ 21,939   $ 19,891
                                                        --------     --------   --------

                     POLYVISION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                  (amounts in thousands, except share amounts)

                                                       December 31,         April 30,
                                                          1998          1998         1997
                                                       ------------   ---------    ---------
SHAREHOLDERS' EQUITY (DEFICIT):

Series A Preferred Stock, $.01 par value, at
   $25 per share liquidation value;
   1,500,000 shares authorized; 1,029,253
   shares issued and outstanding at
   April 30, 1998 and April 30, 1997                     $      --    $  25,731    $  25,731
Series B Preferred Stock, $.01 par value, at $50 per
   share liquidation value; 300,000 shares authorized;
   256,951 shares issued and outstanding at
   December 31, 1998                                        12,848           --           --
Series C Preferred Stock, $.01 par value, at $50 per
   share liquidation value; 150,000 shares authorized;
   100,000 shares issued and outstanding at
   December 31, 1998                                         5,000           --           --
Common Stock, $.001 par value, 25,000,000
   shares authorized; 14,092,750, 8,561,762 and
   8,540,762 shares issued and outstanding
   at December 31, 1998, April 30, 1998, and
   April 30, 1997, respectively                                 14            9            9

Additional paid-in capital                                  70,750       38,668       38,618
Retained deficit                                           (67,783)     (67,883)     (67,348)
Cumulative foreign currency translation adjustment              92           --           --
                                                         ---------    ---------    ---------

Total shareholders' equity (deficit)                        20,921       (3,475)      (2,990)
                                                         ---------    ---------    ---------

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY (DEFICIT)                        $ 122,208    $  18,464    $  16,901
                                                         =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (amounts in thousands, except per share amounts)

                                               Eight months ended            Twelve months ended
                                                  December 31,                    April 30,
                                               -------------------   ----------------------------------
                                                     1998                1998        1997        1996
NET SALES                                          $ 33,877            $ 34,167    $ 32,233    $ 35,627
COST OF GOODS SOLD                                   23,360              24,286      24,755      27,863
                                                   --------            --------    --------    --------

GROSS PROFIT                                         10,517               9,881       7,478       7,764

     Selling, general and administrative              6,939               8,344       9,814       9,978
     Research and development                            30                  --       1,158       2,886
     Amortization of goodwill                           248                 145         145         145
     Nonrecurring expenses                            1,250                  --         650          --
                                                   --------            --------    --------    --------

INCOME (LOSS) FROM OPERATIONS                         2,050               1,392      (4,289)     (5,245)

     Interest expense, net                           (1,408)               (839)       (910)       (516)
     Other income (expense), net                       (201)                472          90          (8)
                                                   --------            --------    --------    --------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY GAIN ON THE
   EARLY EXTINGUISHMENT OF DEBT                         441               1,025      (5,109)     (5,769)

INCOME TAXES                                            286                  15          --          --
                                                   --------            --------    --------    --------

INCOME (LOSS) BEFORE
   EXTRAORDINARY GAIN ON THE
   EARLY EXTINGUISHMENT OF DEBT                         155               1,010      (5,109)     (5,769)

EXTRAORDINARY GAIN ON THE EARLY
   EXTINGUISHMENT OF DEBT                               436                  --          --          --
                                                   --------            --------    --------    --------

NET INCOME (LOSS)                                       591               1,010      (5,109)     (5,769)

PREFERRED STOCK DIVIDENDS                              (179)             (1,545)     (2,059)     (2,040)
ACCRETION OF PREFERRED STOCK                           (312)                 --          --          --
GAIN ON CONVERSION                                   19,252                  --          --          --
                                                   --------            --------    --------    --------

NET INCOME (LOSS) APPLICABLE
     TO COMMON SHAREHOLDERS                        $ 19,352            $   (535)   $ (7,168)   $ (7,809)
                                                   ========            ========    ========    ========

Net income (loss) per share of common stock:
Basic and Diluted
   Income (loss) before extraordinary gain             0.02                0.12       (0.60)      (0.69)
   Extraordinary gain on early extinguishment
     of debt                                           0.05                  --          --          --
   Preferred stock dividends                          (0.02)              (0.18)      (0.24)      (0.25)
   Accretion of preferred stock                       (0.03)                 --          --          --
   Gain on conversion                                  2.02                  --          --          --
                                                   --------            --------    --------    --------
   Net income (loss) per basic and diluted share
     of common stock                               $   2.04            $  (0.06)   $  (0.84)   $  (0.94)
                                                   ========            ========    ========    ========
Average common shares outstanding
   Basic and Diluted                                  9,506               8,562       8,535       8,339
                                                   ========            ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  (amounts in thousands, except share amounts)

                                                          Series A                     Series B                     Series C
                                                      Preferred Stock              Preferred Stock              Preferred Stock
                                                  ----------------------       -----------------------      -----------------------
                                                    Shares     Amount           Shares       Amount          Shares       Amount
                                                  ---------------------------------------------------------------------------------
Balance at April 30, 1995                          1,020,076  $   25,502               --    $      --              --     $     --

Dividends on preferred stock                              --          --               --           --              --           --
Share issued in connection with Union
   agreement                                              --          --               --           --              --           --
Issuance of preferred stock in lieu  of
   deferred interest                                   9,177         229               --           --              --           --
Compensation expense related to stock grants              --          --               --           --              --           --
Net loss                                                  --          --               --           --              --           --
                                                  ---------------------------------------------------------------------------------

Balance at April 30, 1996                          1,029,253      25,731               --           --              --           --

Dividends on preferred stock                              --          --               --           --              --           --
Compensation expense related to stock grants              --          --               --           --              --           --
Net loss                                                  --          --               --           --              --           --
                                                  ---------------------------------------------------------------------------------

Balance at April 30, 1997                          1,029,253      25,731               --           --              --           --

Dividends on preferred stock                              --          --               --           --              --           --
Compensation expense related to stock grants              --          --               --           --              --           --
Net income                                                --          --               --           --              --           --
                                                  ---------------------------------------------------------------------------------

Balance at April 30, 1998                          1,029,253      25,731               --           --              --           --

Dividends on preferred stock                              --          --               --           --              --           --
Compensation expense related to stock grants              --          --               --           --              --           --
Conversion of preferred stock, accrued
   dividends and notes payable                    (1,029,253)    (25,731)         247,951       12,398              --           --
Issuance of shares for investment advisory
   services                                               --          --            9,000          450              --           --
Issuance of common stock warrants                         --          --               --           --              --           --
Issuance of preferred stock                               --          --               --           --         100,000        4,688
Accretion of preferred stock                              --          --               --           --              --          312
Foreign currency translation adjustment                   --          --               --           --              --           --
Net income                                                --          --               --           --              --           --
                                                  ---------------------------------------------------------------------------------

Balance at December 31, 1998                              --  $       --          256,951    $  12,848         100,000     $  5,000
                                                  =================================================================================

                     POLYVISION CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (continued)
                   (amounts in thousands, except share amounts)

                                                                                           Cumulative
                                                                                             Foreign
                                                 Common Stock      Additional                Currency
                                               -------------------  Paid-In    Retained    Translation             Comprehensive
                                               Shares      Amount   Capital     Deficit     Adjustment     Total    Income (Loss)
                                              ----------------------------------------------------------------------------------
Balance at April 30, 1995                      8,301,073    $ 8    $37,951    $(52,371)        $--          $ 11,090     $    --

Dividends on preferred stock                          --     --         --      (2,040)         --            (2,040)         --
Shares issued in connection with Union
   agreement                                     229,000      1        486          --          --               487          --
Issuance of preferred stock in lieu of
   deferred interest                                  --     --         --          --          --               229          --
Compensation expense related to stock
   grants                                             --     --         87          --          --                87          --
Net loss                                              --     --         --      (5,769)         --            (5,769)     (5,769)
                                              ----------------------------------------------------------------------------------

Balance at April 30, 1996                      8,530,073      9     38,524     (60,180)         --             4,084      (5,769)
                                                                                                                         =======

Dividends on preferred stock                          --     --         --      (2,059)         --            (2,059)         --
Compensation expense related to stock
   grants                                         10,689     --         94          --          --                94          --
Net loss                                              --     --         --      (5,109)         --            (5,109)     (5,109)
                                              ----------------------------------------------------------------------------------

Balance at April 30, 1997                      8,540,762      9     38,618     (67,348)         --            (2,990)     (5,109)
                                                                                                                         =======

Dividends on preferred stock                          --     --         --      (1,545)         --            (1,545)         --
Compensation expense related to stock
   grants                                         21,000     --         50          --          --                50          --
Net income                                            --     --         --       1,010          --             1,010       1,010
                                              ----------------------------------------------------------------------------------

Balance at April 30, 1998                      8,561,762      9     38,668     (67,883)         --            (3,475)      1,010
                                                                                                                         =======

Dividends on preferred stock                          --     --         --        (179)         --              (179)         --
Compensation expense related to stock
   grants                                         46,333     --          9          --          --                 9          --
Conversion of preferred stock, accrued
   dividends and notes payable                 5,274,865      5     26,235          --          --            12,907          --
Issuance of shares for investment advisory
   services                                      209,790     --        300          --          --               750          --
Issuance of common stock warrants                     --     --      5,226          --          --             5,226          --
Issuance of preferred stock                           --     --        312          --          --             5,000          --
Accretion of preferred stock                          --     --         --        (312)         --                --          --
Foreign currency translation adjustment               --     --         --          --          92                92          92
Net income                                            --     --         --         591          --               591         591
                                              ----------------------------------------------------------------------------------

Balance at December 31, 1998                  14,092,750    $14    $70,750    $(67,783)        $92          $ 20,921     $   683
                                              ==================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)

                                                   Eight months
                                                       ended            Twelve months ended
                                                    December 31,             April 30,
                                                       1998        1998        1997        1996
                                                  ---------------  -------------------------------
Cash flows from operating activities:
   Net income (loss)                                $    591     $ 1,010     $(5,109)    $(5,769)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used for)
      operations:
   Depreciation and amortization                         781         382         498       1,156
   Amortization of deferred financing costs and
     accretion of debt discount                          129          --          --          --
   Deferred interest                                     260          87         571         229
   Compensation expense for stock grants                   9          50          94         574
   Investment advisory service fee                       750          --          --          --
   Extraordinary gain on early extinguishment
      of debt                                           (436)         --          --          --
   Gain on sale of assets                                 --        (307)         --          --
   Deferred income tax provision                         194          --          --          --
Change in assets and liabilities, net of
effects from acquisition:
   Accounts receivable                                   729        (247)      1,007         331
   Inventories                                          (601)     (1,183)        399       1,294
   Other current assets                                   (2)       (336)        332          31
   Other assets                                          112           5         (16)         --
   Accounts payable and accrued expenses              (1,170)       (119)       (689)     (1,468)
   Other liabilities                                     123         120        (244)        (19)
                                                    --------     -------     -------     -------

Cash provided by (used for) operating activities       1,469        (538)     (3,157)     (3,641)
                                                    --------     -------     -------     -------

Cash flows from investing activities:
   Acquisition, net of cash acquired                 (65,728)         --          --          --
   Purchase of fixed assets                             (586)       (539)       (435)       (774)
   Proceeds from sale of assets                           --         307          35          --
                                                    --------     -------     -------     -------

Cash used for investing activities                   (66,314)       (232)       (400)       (774)
                                                    --------     -------     -------     -------

Cash flows from financing activities:
   Net short-term borrowings (repayments)                 --         667       1,046        (127)
   Long-term borrowings                               71,565         920          --       1,200
   Repayments of long-term borrowings                 (3,365)     (1,500)       (220)     (1,115)
   Proceeds from issuance of preferred stock           5,000          --          --          --
   Deferred financing costs                           (3,750)         --          --          --
   Advances from The Alpine Group, Inc.                   --         559       2,476          --
   Promissory note borrowings                             --          --          --       3,335
   Net repayments of receivable from affiliates           --          --          --       1,532
   Other                                                 (14)         --          --          --
                                                    --------     -------     -------     -------

Cash provided by financing activities                 69,436         646       3,302       4,825
                                                    --------     -------     -------     -------

Effect of exchange rate changes on cash                  (41)         --          --          --

Increase (decrease) in cash                            4,550        (124)       (255)        410
Cash at beginning of period                              291         415         670         260
                                                    --------     -------     -------     -------

Cash at end of period                               $  4,841     $   291     $   415     $   670
                                                    ========     =======     =======     =======

                     POLYVISION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                             (amounts in thousands)

                                                              Eight months
                                                                  ended            Twelve months ended
                                                              December 31,            April 30,
                                                                 1998           1998       1997       1996
                                                              ----------       -----------------------------
Supplemental disclosures:
     Interest paid                                               $   609       $   291    $   245    $   358
                                                                 =======       =======    =======    =======

Noncash investing and financing activities:
Conversion of The Alpine Group, Inc. indebtedness:
     Preferred stock                                                  --            --         --    $   229
                                                                 =======       =======    =======    =======

Acquisition of business:
   Assets, net of cash acquired                                  $95,231            --         --         --
   Liabilities assumed                                            29,503            --         --         --
                                                                 -------       -------    -------    -------
   Net cash paid                                                 $65,728            --         --         --
                                                                 =======       =======    =======    =======

Issuance of note payable for acquisition                         $ 8,000            --         --         --
                                                                 =======       =======    =======    =======

Shares issued in connection with Union agreement                      --            --         --    $   487
                                                                 =======       =======    =======    =======

Investment advisory fee to The Alpine Group, Inc.
     Issuance of common stock                                    $   300            --         --         --
     Issuance of preferred stock                                     450            --         --         --
                                                                 -------       -------    -------    -------
                                                                 $   750            --         --         --
                                                                 =======       =======    =======    =======

Conversion of notes payable, accrued
  dividends and preferred stock:
     Preferred stock acquired                                    $25,731            --         --         --
     Issuance of preferred stock                                  12,398            --         --         --
     Conversion of accrued dividends                               5,643            --         --         --
     Conversion of notes payable to The Alpine Group, Inc.         7,388            --         --         --
     Issuance of common stock                                      7,126            --         --         --

      The accompanying notes are an integral part of these consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Nature of Business

PolyVision Corporation (the "Company") operates through its wholly-owned subsidiaries and operating units: Greensteel, Inc. ("Greensteel"), APV, Inc. ("APV"), Posterloid Corporation ("Posterloid"), Alliance America, Alliance Europe, Aubecq and Pentagon (collectively "Alliance"). Through Greensteel, it manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, and workstation and conference center casework primarily for schools and offices. Through Posterloid, it manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

Through Alliance, it manufactures continuous coiled ceramicsteel (a high grade, fused, ceramic surface on light-gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnel and people moving systems. Alliance also produces proprietary projection screen surfaces, screen printed and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high endurance signage.

In May 1995, the Company (then named Information Display Technology, Inc. ("IDT") and consisting only of Greensteel) acquired by merger (the "Merger") the information display group, consisting of Posterloid and APV, of The Alpine Group, Inc. ("Alpine"). The Company issued approximately 7,400,000 shares of Common Stock and 1,000,000 shares of its Series A Preferred Stock (liquidation preference $25.00 per share) to Alpine in connection with the Merger, increasing Alpine's beneficial stock ownership percentage in the Company to approximately 90% at that time. Alpine had previously acquired, in a separate stock transaction, control of the Company's principal shareholder, Adience, Inc. ("Adience") (currently known as Premier Refractories Inc.), a manufacturer of refractory products, which then owned approximately 80% of such outstanding shares. Shortly following the Merger, in June 1995, Alpine distributed approximately 73% of the outstanding shares of Common Stock as a one-time dividend to its stockholders and retained approximately 17% of the shares of Common Stock.

In April 1997, the Company discontinued its research and development efforts and began to market its PolyVision display technology solely through third-party licensing agreements. This decision resulted in a restructuring charge of $650,000 in 1997 representing severance pay and benefits and the write-down of assets to net realizable value. All of the costs were paid as of December 31, 1998.

2. Summary of Significant Accounting Policies

Change in Fiscal Year

Effective December 23, 1998, the Company changed its fiscal year-end from April 30 to December 31. The eight month transition period from May 1, 1998 to December 31, 1998 ("transition period") precedes the start of the new fiscal year. See Note 3 for a comparative consolidated income statement.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to present them in a manner consistent with the current year.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. Greensteel's concentration of credit risk within the construction industry is somewhat mitigated by the large number of customers comprising Greensteel's customer base. In addition, a majority of Greensteel's revenues are derived from educational institutions in the eastern half of the United States. Most public school projects require performance bonds from general contractors that allow Greensteel to make bond claims or file liens in the event of nonpayment for bonafide contract work performed by Greensteel. Ultimately, the taxing authority of municipalities and public school districts provides much of the funding for Greensteel's business. Posterloid's revenues are derived from a large customer base of fast-food restaurant chains and outfitters of municipal arenas and theater chains throughout the United States. Retrofits of large chains may result in significant customer concentrations of credit risk to Posterloid from time to time, however, in management's opinion, no such concentration existed at December 31, 1998.

Fair Value of Financial Instruments

The carrying amounts of long-term debt, including the Company's revolving credit facility, approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. Market is net realizable value for finished goods and replacement cost for raw materials and work in process.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation.

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Furniture and fixtures              5 - 10 years
Machinery and equipment             2 - 10 years
Buildings and improvements          2 - 40 years

Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

Goodwill

Goodwill in the accompanying consolidated balance sheets represents the excess of cost over the fair value of net assets acquired related to the 1998 acquisition of Alliance and the previous acquisition of Posterloid and is being amortized on a straight-line basis over 40 years. The Company reviews goodwill to assess recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. In performing such reviews, the Company estimates the future cash flows expected to result from each entity. If the sum of the expected future cash flows (undiscounted and without interest charges) were to be less than the carrying amount, an impairment loss would be recognized based on the difference between carrying values and estimated fair market value. As a result of such reviews, no impairment loss has been recognized. Accumulated amortization of goodwill was approximately $1,793,000, $1,540,000 and $1,396,000 at December 31, 1998, April 30, 1998 and April 30,
1997, respectively.

Warranty Claims

Provisions for warranty claims are recorded based upon historical experience.

Workers' Compensation

The Company is partially self-insured for workers' compensation claims in the U.S. The Company has accrued for its workers' compensation claims based on an assessment of claims outstanding, as well as an estimate, based on experience, of incurred workers' compensations claims which have not yet been reported.

Excess of Net Assets Over Purchase Price of Acquisition

Negative goodwill represents the excess of the fair value of net assets acquired over the cost of IDT and is being amortized on a straight-line basis over forty years (See Note 1).

Revenue Recognition

Greensteel's revenues are from sales of specific products and construction of custom installations under contracts. Revenues from sales of specific products are recorded when title transfers, which is typically when shipment occurs. Revenues from contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. Approximately 46%, 42% and 57% of Greensteel's revenues and approximately 51%, 52% and 65% of the related costs of revenues were from contracts for the periods ended December 31, 1998, April 30, 1998 and April 30, 1997, respectively. Provisions for losses on uncompleted contracts are made in the period in which it is determined that a contract will ultimately result in a loss.

Alliance and Posterloid recognize revenue from sales of products when title transfers and all conditions of the sale are complete, which is typically when shipment occurs.

Foreign Currency Translations

The financial statements of the Company's foreign subsidiaries are translated into United States currency in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of income.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt the new statement in 2000. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the method of adoption. However, the Company believes the effect of adoption will not be material.

Effective December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires disclosures regarding the Company's comprehensive income defined as the total of net income and all other nonowner changes in equity, and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information, " which revises disclosure requirements related to segment reporting (See Note 18). SFAS No. 130 and SFAS No. 131 require disclosure only; therefore, their adoption had no impact on the Company's financial position or results of operations.

Comprehensive Income

The Company reports comprehensive income in the Consolidated Statements of Shareholders' Equity (Deficit). The foreign currency translation adjustment is the sole component of other comprehensive income.

Earnings (Loss) Per Common Share

The computation, presentation and disclosure requirements for earnings per share are presented in accordance with Financial Accounting Standards Board SFAS No. 128, "Earnings Per Share." Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share assume exercise of outstanding stock options, warrants and grants under the treasury stock method and the conversion of convertible preferred stock (See Note 13) and the convertible promissory note (See Note 9) into common stock during the periods outstanding. As the Company had net losses before extraordinary gain applicable to common shareholders for each of the periods presented, there would be no reconciling dilutive securities, as all options, warrants and grants outstanding to purchase common stock would have been antidilutive had they been exercised. In addition, the convertible securities were antidilutive for the period ending December 31, 1998. The dilutive effect of options, grants, and warrants not included in earnings per share because of the net loss before extraordinary gain applicable to common shareholders for the eight months ended December 31, 1998 was approximately 618,000 shares.

In accordance with generally accepted accounting principles, the Exchange Transaction (See Note 7) was accounted for as a redemption of preferred stock at a discount to the carrying value, and therefore, the excess of the carrying amount of the preferred stock over the fair value of the consideration transferred to the holders of the preferred stock was added to net income attributable to common shareholders for the period ending December 31, 1998.

3. Change in Fiscal Year

Effective December 23, 1998, the Company changed its fiscal year-end from April 30 to December 31. The eight-month transition period of May 1, 1998 to December 31, 1998 precedes the start of the new fiscal year. The unaudited financial information for the eight months ended December 31, 1997 is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation (in thousands).

                                                        Eight months ended
                                                           December 31,
                                                    ------------------------
                                                        1998            1997

NET SALES                                           $ 33,877        $ 22,860
COST OF GOODS SOLD                                    23,360          16,238
                                                    --------        --------

GROSS PROFIT                                          10,517           6,622

     Selling, general and administrative               6,939           5,238
     Research and development                             30              --
     Amortization of goodwill                            248              96
     Nonrecurring expenses                             1,250              --
                                                    --------        --------

INCOME FROM OPERATIONS                                 2,050           1,288

     Interest expense, net                            (1,408)           (533)
     Other income (expense), net                        (201)            342
                                                    --------        --------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY GAIN ON EARLY
   EXTINGUISHMENT OF DEBT                                441           1,097

INCOME TAXES                                             286              --
                                                    --------        --------

INCOME BEFORE EXTRAORDINARY GAIN
   ON EARLY EXTINGUISHMENT OF DEBT                       155           1,097

EXTRAORDINARY GAIN ON EARLY
   EXTINGUISHMENT OF DEBT                                436              --
                                                    --------        --------

NET INCOME                                               591           1,097

PREFERRED STOCK DIVIDENDS                               (179)          1,376
ACCRETION OF PREFERRED STOCK                            (312)             --
GAIN ON CONVERSION                                    19,252              --
                                                    --------        --------

NET INCOME (LOSS) APPLICABLE
   TO COMMON SHAREHOLDERS                           $ 19,352        $   (279)
                                                    ========        ========

Net income (loss) per share of common stock:
Basic and Diluted
   Income before extraordinary gain                 $   0.02        $   0.13
   Extraordinary gain on early extinguishment
     of debt                                            0.05              --
   Preferred stock dividends                           (0.02)          (0.16)
   Accretion of preferred stock                        (0.03)             --
   Gain on conversion                                   2.02              --
                                                    --------        --------
   Net income (loss) per basic and diluted share
     of common stock                                $   2.04        $  (0.03)
                                                    ========        ========

Average common shares outstanding
   Basic and Diluted                                   9,506           8,559
                                                    ========        ========

4. Inventories

The components of inventories are as follows at December 31, 1998, April 30, 1998 and April 30, 1997 (in thousands):

                                      December 31,      April 30,      April 30,
                                          1998             1998          1997
                                      ------------------------------------------

Raw materials                          $ 7,035           $3,242           $2,679
Work in process                            476              967              527
Finished goods                           5,573              310              130
                                       -------           ------           ------
                                       $13,084           $4,519           $3,336
                                       =======           ======           ======

5. Contracts in Progress

The status of contract costs on uncompleted construction contracts was as follows at December 31, 1998 (in thousands):

                                  Costs and Estimated    Billings in Excess of
                                 Earnings in Excess of    Costs and Estimated
                                       Billings                 Earnings           Total
                                 --------------------------------------------------------
Costs and estimated earnings           $ 5,022                  $ 2,473            $7,495
Billings                                 4,184                    2,976             7,160
                                       -------                  -------            ------
                                       $   838                  $  (503)           $  335
                                       =======                  =======            ======

The status of contract costs on uncompleted construction contracts was as follows at April 30, 1998 (in thousands):

                                  Costs and Estimated    Billings in Excess of
                                 Earnings in Excess of    Costs and Estimated
                                       Billings                 Earnings           Total
                                 --------------------------------------------------------
Costs and estimated earnings           $ 4,400                  $ 4,015            $8,415
Billings                                 3,681                    4,394             8,075
                                       -------                  -------            ------
                                       $   719                  $  (379)           $  340
                                       =======                  =======            ======

The status of contract costs on uncompleted construction contracts was as follows at April 30, 1997 (in thousands):

                                  Costs and Estimated    Billings in Excess of
                                 Earnings in Excess of    Costs and Estimated
                                       Billings                 Earnings           Total
                                 --------------------------------------------------------
Costs and estimated earnings           $ 2,779                  $ 6,218            $8,997
Billings                                 2,089                    6,477             8,566
                                       -------                  -------            ------
                                       $   690                  $  (259)           $  431
                                       =======                  =======            ======

Accounts receivable at December 31, 1998, April 30, 1998 and April 30, 1997 included amounts billed but not yet paid by customers under retainage provisions of approximately $1,122,000, $1,096,000 and $1,384,000, respectively. Such amounts are generally due within one year.

6. Property, Plant and Equipment

Property, plant and equipment are as follows at December 31, 1998, April 30, 1998 and April 30, 1997 (in thousands):

                                      December 31,      April 30,      April 30,
                                          1998             1998          1997
                                      ------------------------------------------

Land and improvements                   $    537        $    --        $    --
Buildings and improvements                 8,149            604          1,507
Machinery and equipment                   10,268          1,619          2,282
                                        --------        -------        -------
                                          18,954          2,223          3,789
Less accumulated depreciation and
amortization                              (1,186)          (710)        (2,347)
                                        --------        -------        -------
  Property, plant and equipment, net    $ 17,768        $ 1,513        $ 1,442
                                        ========        =======        =======

Depreciation and amortization expense for the periods ended December 31, 1998 and April 30, 1998, 1997, and 1996 was $533, $382, $498 and $1,156,
respectively.

7. Acquisition of Alliance International Group

In November 1998, the Company acquired from Wind Point Partners III, L.P. and certain minority stockholders all of the outstanding common stock of Alliance for $75.8 million, consisting of $32.6 million in cash, $8.0 million in a 10% convertible subordinated promissory note due 2007 and $35.2 million of third-party debt which was assumed or refinanced by PolyVision. Following the purchase, Alliance became a division of PolyVision.

The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Alliance have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the fair values of the assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired was approximately $57.9 million and is being amortized on a straight-line basis over 40 years.

In conjunction with the acquisition, the Company recorded a nonrecurring restructuring charge of $500,000 related to the costs to be incurred at the Company's existing manufacturing facilities in connection with the consolidation of duplicative manufacturing capacity and administrative functions and a $750,000 investment advisory fee to an affiliate. The $500,000 represented approximately $160,000 of employee termination costs, $100,000 of unusable inventory and supplies and $240,000 of facility costs. None of the costs have been paid as of December 31, 1998.

In a related transaction (the "Exchange Transaction"), Alpine and another preferred stockholder exchanged approximately $25.7 million in liquidation value of its Series A Preferred Stock of the Company (plus accrued dividends) and indebtedness of approximately $7.4 million due from the Company for approximately 5.3 million shares of the Company's common stock and approximately $12.4 million in liquidation value of its 9% Series B Convertible Preferred Stock of the Company. As a result, Alpine owns directly approximately 48% of the Company's current outstanding shares of Common Stock.

Pro Forma Financial Data (Unaudited)

Unaudited condensed pro forma results of operations, which give effect to the Alliance acquisition as if the transaction occurred on May 1, 1997, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

                                                                   Eight months
                                                                      ended              Year ended
                                                                December 31, 1998      April 30, 1998
                                                               ------------------------------------------
Net sales                                                          $ 71,987              $ 94,834
Income (loss) from continuing operations before income taxes            875                (1,589)
Loss from continuing operations                                        (283)               (1,121)
Preferred stock dividends                                            (1,072)               (1,606)
Net loss applicable to common stock                                $ (1,355)             $ (2,727)
                                                                   ========              ========
Net loss per basic and diluted share of common stock
     Loss from continuing operations                                  (0.02)                (0.08)
     Preferred stock dividend                                         (0.08)                (0.11)
                                                                   --------              --------
        Net loss per share of common stock                         $  (0.10)             $  (0.19)
                                                                   ========              ========

The pro forma statements above do not include the nonrecurring charges or the extraordinary gain for the eight months ended December 31, 1998. In addition, the earnings per share calculation excludes the one time gain as a result of the exchange transaction and the accretion of the preferred stock for the period ended December 31, 1998.

8. Accrued Expenses

Accrued expenses are as follows for the periods indicated below (in thousands):

                                      December 31,     April 30,     April 30,
                                          1998           1998          1997
                                      ------------------------------------------
Accrued  wages,  salaries  and
employee benefits                        $ 5,324        $1,633        $1,268
Accrued taxes                              1,331            --            --
Accrued interest                             511            --            --
Accrued warranty                             758            --            --
Accrued professional fees                    612            --            --
Other accrued expenses                     3,247           381           576
Restructuring expenses                       500            --           650
                                         -------        ------        ------
                                         $12,283        $2,014        $2,494
                                         =======        ======        ======

9. Debt

Debt consists of the following at December 31, 1998, April 30, 1998 and April 30, 1997 (in thousands):

                                      December 31,      April 30,      April 30,
                                          1998             1998          1997
                                      ------------------------------------------
Revolving credit facility                $  1,557 (a)    $ 2,965 (b)    $ 2,298 (b)
Term Loan A (a)                            24,873             --             --
Term Loan B (a)                            20,000             --             --
Term loan (b)                                  --            400            980
Subordinated note (a)                      25,000             --             --
Subordinated promissory note (a)            8,000             --             --
Other                                         831             --             --
                                         --------        -------        -------
     Total debt                            80,261          3,365          3,278
Less short-term borrowings and
   current maturities                        (598)        (3,205)        (3,278)
Less warrant valuation                     (5,152)            --             --
                                         --------        -------        -------

Long-term debt                           $ 74,511        $   160        $    --
                                         ========        =======        =======

(a) In connection with the November 1998 acquisition of Alliance and the simultaneous refinancing of PolyVision's already existing indebtedness, the Company entered into a $60.0 million senior secured bank loan consisting of a $9.5 million revolving credit facility in the U.S., a $5.5 million revolving credit facility in Europe, a $25.0 million term loan A facility of which $4.4 million was loaned in the U.S. and $20.6 million was loaned in Europe, and a $20.0 million term loan B facility (together "Senior Credit Facilities").

      Advances under the revolving credit facility in the U.S. may not at any time exceed an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable and 60% of eligible inventory and in Europe may not exceed an amount equal to the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. Interest is payable at least quarterly based upon either the prime rate of interest or the prevailing LIBOR rate plus an applicable spread. The spread in effect is dependent upon the Company's ratio of consolidated indebtedness to EBITDA. As of December 31, 1998, the spread was 1.75% on the prime rate and 3.0% on the LIBOR rate (6.875%). The facility terminates on November 20, 2004. At December 31, 1998, $1.6 million of borrowings were outstanding under the European portion of the revolving credit facilities and no amounts were outstanding under the U.S. portion of the facilities.

      The term loan A facility is repayable quarterly in varying amounts with such principal installments weighted so that the majority of payments do not come due until the later years. Interest is also payable at least quarterly based upon either the prime rate of interest or the prevailing LIBOR rate plus an applicable spread. The spread in effect is dependent upon the Company's ratio of consolidated indebtedness to EBITDA. As of December 31, 1998, the spread was 1.75% on the prime rate and 3.0% on the LIBOR rate. The term loan A facility terminates on October 31, 2004.

      The term loan B facility is repayable quarterly in varying amounts with such principal installments weighted so that the majority of payments do not come due until the later years. Interest is also payable at least quarterly based upon either the prime rate of interest or the prevailing LIBOR rate plus an applicable spread. The spread in effect is dependent upon the Company's ratio of consolidated indebtedness to EBITDA. As of December 31, 1998, the spread was 2.0% on the prime rate and 3.25% on the LIBOR rate. The term loan B facility terminates on October 31, 2005. As of December 31, 1998, the weighted-average interest rate on the term loan facilities was approximately 8.35%.

      The Senior Credit Facilities are secured by liens and security interests on substantially all of the Company's real and personal property, including the assets of its subsidiaries and a pledge of the outstanding stock of such subsidiaries, and by cross-guarantees by the Company and its subsidiaries. The Company must comply with certain nonfinancial and financial covenants including, among other things, a maximum ratio of total indebtedness to EBITDA, a minimum ratio of EBITDA to interest expense, a minimum ratio of EBITDA to fixed charges, and a maximum amount of annual capital expenditures. The Company is also prohibited from paying any dividends on its common stock without the lenders' prior written consent and from paying dividends on its preferred stock until such time as it reduces its ratio of total debt to EBITDA to certain prescribed levels.

      In addition, the Company entered into a $25.0 million senior subordinated credit facility with interest payable quarterly at 12.5%. This facility was refinanced in December 1998. This facility matures and is payable on December 30, 2006. In connection with the senior subordinated credit facility, the Company issued detachable warrants to purchase up to 2,986,467 shares of the Company's common stock at $.001 per share. The holder may exercise the warrants at any time during their ten-year term. The Company has valued these warrants at $1.75 per share and is amortizing them to interest expense over the life of the facility.

      The Company also entered into an $8.0 million convertible subordinated promissory note with the previous shareholders of Alliance. Interest accrues on this note at a rate of 10% per year. All accrued interest and the principal amount are due on November 20, 2007. In addition, the note may be converted at any time after May 20, 1999 into shares of the Company's common stock at a conversion price of $3.00 per share. However, if the note has not been repaid by November 20, 2004, the conversion price will be reduced by $.25 to $2.75 per share, and will be reduced by another $.25 per share on each anniversary thereafter to a final conversion price of $2.00 per share on November 20, 2007.

(b) On April 25, 1996, Greensteel, as borrower, and the Company, as guarantor, entered into a $5,000,000 Master Credit Agreement (the "Agreement") to provide financing for Greensteel's general working capital requirements. The Agreement provided for a revolving credit facility of up to $3,800,000 based upon eligible accounts receivable and inventory as defined at the prime rate plus 1% and a $1,200,000 term loan payable in equal monthly installments of $20,000 with interest at prime rate plus 1-1/2% beginning June 1, 1996 through August 1, 1997, with the remaining unpaid principal amount of $900,000 due on August 31, 1997.

      On July 23, 1997, the agreement was amended to provide for a revolving credit line of up to $3,800,000, based upon eligible accounts receivable and inventory, at the prime rate plus a margin based on certain performance ratios and a $920,000 term loan payable in 17 consecutive equal monthly installments of $20,000 with interest at the prime rate plus a margin based on certain performance ratios with the remaining unpaid principal amount of $580,000 due on May 31, 1999. On June 25, 1998, the revolving credit line was increased to $4,250,000. These loans were refinanced in November 1998 when the Company acquired Alliance.

The aggregate maturities of long-term debt for the five years subsequent to December 31, 1998 are as follows:

                           Year ending
                          December 31,                         Amount
                         ---------------------------------------------
                              1999                            $   598
                              2000                              2,249
                              2001                              5,017
                              2002                              5,663
                              2003                              6,159
                           Thereafter                          60,575
                                                              -------
                                                              $80,261
                                                              =======

10. Employee Benefits

Defined Contribution Plans

Greensteel maintains a 401(k) savings plan which covers substantially all nonbargaining employees of Greensteel and Posterloid who meet minimum age and service requirements. The Company matches employee contributions of up to 6% of compensation at a rate of 50%. Amounts charged against income totaled $64,000, $101,000, $164,000 and $179,000 for the eight-month period ending December 31, 1998 and the fiscal years ended April 30, 1998, 1997 and 1996, respectively.

Alliance maintains a 401(k) savings plan for its domestic employees who meet minimum age and service requirements. The Company matches employee contributions equal to 50% of the participant's contribution not to exceed $1,000 annually for each union participant and $1,050 annually for each nonunion participant. Contributions vest to the participants at a rate of 20% per year. The amount expensed under this plan since the acquisition of Alliance was $5,000. In addition, Alliance also has the authority to contribute profit sharing payments for the accounts of eligible employees but did not elect to make any such contributions in 1998.

Alliance's European operation maintains a defined contribution pension plan covering all European employees. Contributions to the plan are paid by both the Company and the employees. The Company's contributions are allocated on the basis of gross salaries. Pension expense since the acquisition of Alliance amounted to $31,000 for the eight months ended December 31, 1998.

Union Agreement

On February 28, 1996, Greensteel entered into a new three-year labor agreement with the local bargaining unit of the Carpenters Union at its Dixonville, Pennsylvania, facility (the "Union"), whose members voted on that date to accept the new labor agreement. The labor agreement provides for a working partnership between Greensteel's management and the Union whereby bargaining unit members received an aggregate of 229,000 shares of the Company's common stock and will share in 50% of the excess of "targeted gross profit" generated at the Dixonville facility. In exchange for such equity participation and the understanding of the importance of reducing Greensteel cost structure to the future growth of the business, union members agreed to an approximate 14% reduction in direct wages and a 6% reduction in benefits. The labor agreement further provided for the termination of the bargaining employees' defined benefit pension plan with any excess funding to be distributed to its participants. The issuance of common stock and the termination of the pension plan resulted in a fourth quarter charge of approximately $700,000 in the year ended April 30, 1996. Subsequent to year-end, Greensteel and the Carpenters Union ratified a new three-year collective bargaining agreement.

Alliance is also committed to a three-year labor agreement with the local bargaining unit of the Steel Workers of America Union at its Okmulgee, Oklahoma, facility. A renewed labor agreement with the Steel Workers of America was signed July 17, 1998 and expires April 30, 2001. In Alliance's European operations, most of the employees are also members of various known national unions within each country.

Defined Benefit Pension Plan

Greensteel previously maintained a defined benefit pension plan covering substantially all hourly employees. The plan provided pension benefits based on the employee's years of service. Greensteel's funding policy was to make annual contributions to the extent deductible for federal income tax purposes. In connection with the Union agreement noted above and after required notice to participants, benefits under the plan were curtailed and ceased to accrue on March 31, 1996. The Company applied for and received approval for termination of the plan from the Pension Benefit Guaranty Corporation and the Internal Revenue Service. On March 10, 1997, benefits were paid to each plan participant in the form of a lump-sum distribution based on each participant's accrued benefit and the plan was terminated. During the fiscal year ended April 30, 1998, the Company incurred a settlement loss under the defined benefit pension plan of approximately $260,000 related to a change in the method used to calculate the lump-sum distribution of the terminated defined benefit pension plan.

Certain union employees of Greensteel are covered by multiemployer defined benefit retirement plans. These employees perform services for the Company on various contract installation projects and are employed only during the installation period. Expenses relating to these plans amounted to $82,000, $79,000, $68,000 and $97,000 for the periods ended December 31, 1998 and April 30, 1998, 1997, and 1996, respectively.

11. Stock Option and Stock Grant Plans

Stock option transactions during the periods ended December 31, 1998, April 30, 1998, April 30, 1997 and April 30, 1996 were as follows:

                                                                      April 30,
                                         December 31, ----------------------------------------
                                             1998         1998           1997           1996
                                        ------------------------------------------------------
Beginning options outstanding             417,500        297,500        400,000             --
Options granted                           721,000        120,000        185,000        400,000
Options canceled                          (97,500)            --       (287,500)            --
                                       ----------       --------       --------        -------
Ending options outstanding              1,041,000        417,500        297,500        400,000

Ending options available for
   grant                                  234,000        282,500        402,500        300,000

Option price ranges per share:
Granted                                $1.25 - 1.50     $   1.00       $   0.50        $  3.86
Canceled                                1.25 - 3.86           --       0.50 - 3.86          --

Weighted average exercise price:
Granted                                $     1.45       $   1.00       $   0.50        $  3.86
Canceled                                     3.58             --           2.11             --

Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 1998 is as follows:

                                 Options Outstanding                          Options Exercisable
                   -------------------------------------------------     -------------------------------
                                                        Weighted
                                                         Average                           Weighted
                     Number of     Weighted Average    Contractual        Number of        Average
 Exercise Prices      Shares        Exercise Price    Life (Years)          Shares      Exercise Price
 ---------------    -----------    ----------------   -------------       ---------     ----------------
       $1.00         225,000            $1.00               7.95           166,250           $1.00
        1.25         141,000             1.25               9.33                --              --
        1.50         575,000             1.50               9.92                --              --
        3.86         100,000             3.86               6.75            75,000            3.86

On November 20, 1998, the Company granted options to purchase an aggregate of 575,000 shares to key employees at an exercise price of $1.50 per share. These shares were to be issued out of a stock option plan which was approved by the board on January 26, 1999. Under this plan, 1,000,000 shares are reserved for grants to key personnel, including the 575,000 shares granted above.

On May 24, 1995, the Company adopted a stock option plan under which 400,000 shares are reserved for grants to key personnel. 34,000 options are available for grant under this plan at December 31, 1998.

During the year ended April 30, 1996, the Board of Directors adopted the 1995 Directors Stock Option Plan under which 300,000 shares are reserved for grants to directors of the Company. At December 31, 1998, 200,000 options are available for grant under this plan.

During the year ended April 30, 1996, the Board of Directors also adopted the 1995 Directors Stock Grant Plan. The Company reserved for issuance 200,000 shares of the Company's common stock for the stock grant plans. In addition, the Board of Directors approved stock grants of an aggregate of 100,000 shares for directors and key employees. During the periods ended December 31, 1998, April 30, 1998 and April 30, 1997, 46,333, 21,000 and 10,689 shares, respectively, were issued. For the periods ending December 31, 1998 and April 30, 1998 and 1997, charges relating to the current year vesting of these grants were $9,000, $50,000 and $94,000 respectively. These grants and options typically vest over three to five years.

SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1997, and, if fully adopted, changed the method for recognition of cost on stock-based plans similar to those of the Company. In accordance with the provisions of SFAS No. 123, the Company elected to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans (including options issued under the Plans). Had the Company elected to recognize compensation expense based on the fair value at the grant date for awards under its stock-based compensation plans as prescribed by SFAS No. 123, the pro forma net income
(loss) for December 31, 1998 and April 30, 1998, 1997, and 1996 would have been:

                                                                             April 30,
                                      December 31,      ----------------------------------------------------
                                          1998                1998             1997              1996
                                  --------------------------------------------------------------------------
Net income (loss)                         $524,000          $947,000        $(5,211,000)     $(5,862,000)
Basic and diluted net income
    (loss) per share of common
    stock                                 $   2.03          $  (0.07)       $     (0.85)     $     (0.95)

The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts, since the estimated fair value of common stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods ending December 31, 1998 and April 30, 1998, 1997, and 1996, respectively: dividend yield of 0% for each year; expected volatility of 50% for December 31, 1998 and 20% for each previous year; risk-free interest rate of 5.61% for December 31, 1998, 6.13% for April 30, 1998, 6.44% for April 30, 1996; and
expected life of five years for each year. The weighted-average fair value of options granted during the eight months ended December 31, 1998 was $1.10.

12. Royalties Payable

Connecticut Innovations, Inc. ("CII") advanced amounts to APV pursuant to a Development Agreement to finance a portion of APV's product development costs. The Development Agreement provided for a minimum annual royalty of $75,000 per annum or 5% of sponsored product sales up to a cumulative royalty of $3,250,000. Thereafter, a royalty of 1/2% on sponsored product sales was payable. The Development Agreement contained covenants relating to technology licensing of the sponsored product. In addition, the Development Agreement provided for an assignment of and collateral interest in the technology, including all patents and know-how. Included in the accompanying consolidated balance sheets as of April 30, 1998 and 1997 is a $750,000 liability representing the aggregate amount advanced by CII under the terms of the agreement.

With the discontinuance of the operations of APV as of April 30, 1997, the Company entered into an agreement dated June 9, 1998, that terminated the royalty arrangement with CII, since no product was ever developed. The agreement provided for the Company to deliver 9,509 registered shares of Alpine common stock and a payment of $125,000 in the form of a promissory note in exchange for the extinguishment of the $750,000 liability currently reflected on the Company's consolidated balance sheet. The purchase of the Alpine common stock was financed by loans from Alpine. In connection with this agreement, the Company recorded an extraordinary gain of $436,000. The current portion, $62,500, is due July 1999.

13. Preferred Stock

Series A Preferred Stock

The Company is authorized to issue up to 1,500,000 shares of Series A Preferred Stock ("Series A Preferred"). The Series A Preferred earns quarterly cash dividends at an annual rate of $2.00 per share and has priority as to dividends over the common stock. In the case of the voluntary or involuntary liquidation or dissolution of the Company, the holders of the Series A Preferred will be entitled to receive a liquidation price of $25.00 per share ($25,731,000 aggregate liquidation value at April 30, 1998 and April 30, 1997), plus any accrued and unpaid dividends. The holders of the Series A Preferred have no voting rights, except as required by New York law as noted below. Effective February 1, 1998, the Company amended its Certificate of Incorporation to cease the accrual of dividends on the Series A Preferred Stock. As such, the accompanying balance sheet and income statement for the year ended April 30, 1998 reflected nine months of accrued dividends.

Effective April 30, 1996, the Company agreed to issue an additional 9,177 shares of Series A Preferred Stock to Alpine in lieu of payment of deferred interest in the amount of $229,425 (See Note 15).

As part of the Exchange Transaction (See Note 7), all outstanding Series A Preferred was retired.

Series B Cumulative Convertible Preferred Stock

As part of the Exchange Transaction (See Note 7), the Company issued to Alpine and one other holder approximately 248,000 shares of its Series B Cumulative Convertible Preferred Stock ("Series B Preferred"). In addition, the Company issued 9,000 shares of the Series B Preferred valued at $450,000 to Alpine as compensation for structuring and assisting the Company in completing the acquisition of Alliance (See Note 7). The Series B Preferred earns cumulative cash dividends at an annual rate of 9% and has priority as to dividends over the common stock. In the case of the voluntary or involuntary liquidation or dissolution of the Company, the holders of the Series B Preferred will be entitled to receive a liquidation price of $50.00 per share ($12,848,000 aggregate liquidation value at December 31, 1998) plus any accrued and unpaid dividends. These dividends are prohibited through July 2001 under the terms of the Company's senior subordinated credit facility and thereafter are restricted in amount and can only be paid if the Company is in compliance with specified financial ratios. These shares have no voting rights, except for certain significant business transactions of the Company, and have customary antidilution provisions for stock dividends, stock splits, share combinations, recapitalizations and other capital adjustments.

The Series B Preferred may be converted into 4,283,000 shares of common stock at any time at a conversion price of $3.00 per share.

Series C Cumulative Convertible Preferred Stock

In November 1998, the Company sold to Alpine, for $5.0 million, 100,000 shares of its Series C Cumulative Convertible Preferred Stock ("Series C Preferred"), the proceeds of which were used to finance a portion of the purchase price for Alliance. The Series C Preferred may be converted at any time into 2,500,000 shares of common stock at a conversion price of $2.00 per share. Other than the conversion price, the terms of the Series C Preferred are identical to the terms of the Series B Preferred and rank equally with respect to distribution rights upon the liquidation, dissolution or winding-up of the affairs of the Company and with respect to dividend rights.

14. Income Taxes

The Company recognizes income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the liability method, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. The Company and its subsidiaries will file a consolidated federal income tax return in the U.S. and will file foreign tax returns required in each of the European countries where it maintains a presence.

The sources of income (loss) before income taxes and extraordinary gain for the eight months ending December 31, 1998 and the years ended April 30, 1998, April 30, 1997 and April 30, 1996 were as follows (in thousands):

                                                                 April 30,
                                   December 31,  --------------------------------------
                                       1998          1998          1997           1996
                                 -----------------------------------------------------
United States                         $(204)       $1,025       $(5,109)       $(5,769)
Foreign                                 645            --            --             --
                                 -----------------------------------------------------
Income (loss) before income
   taxes and extraordinary gain       $ 441        $1,025       $(5,109)       $(5,769)
                                 =====================================================

The provision for income taxes by location of the taxing jurisdiction for the periods ending December 31, 1998 and April 30, 1998, 1997, and 1996 consisted of the following (in thousands):

                                                        April 30,
                          December 31,  -------------------------------------
                              1998          1998          1997           1996
                         ----------------------------------------------------
Current:
   United States:
      Federal                   $ --         $15            --           --
      State                       --          --            --           --
   Foreign                        92          --            --           --
                         ----------------------------------------------------
                                  92          15            --           --
Deferred:
   United States:
      Federal                     --          --            --           --
      State                       --          --            --           --
   Foreign                       194          --            --           --
                         ----------------------------------------------------
                                 194          --            --           --
                         ----------------------------------------------------

Provision for income
   taxes                        $286         $15            --           --
                         ====================================================

The differences between the Company's federal effective tax rate and the statutory tax rate for the periods ended December 31, 1998 and April 30, 1998, 1997, and 1996 arises from the following:

                                                                        April 30,
                                          December 31,  ------------------------------
                                              1998          1998        1997      1996
                                         ---------------------------------------------
Federal statutory rate                          35%        (35%)       (35%)       (35%)
Increase resulting from:
Goodwill amortization not deductible            19           1           1           1
Increase (reduction) in valuation
   allowance                                   (60)         34          34          34
Alternative minimum tax                         --           1          --          --
Non-deductible expense                          29          --          --          --
Deemed dividend                                 28          --          --          --
Difference in foreign and U.S. statutory
   rate                                         12          --          --          --
                                          --------------------------------------------
                                                63%          1%          0%          0%
                                          ============================================

The tax effect of the primary temporary differences giving rise to the Company's consolidated deferred tax assets and liabilities at December 31, 1998, April 30, 1998 and April 30, 1997 are as follows (in thousands):

                                December 31, 1998               April 30, 1998                  April 30, 1997
                             Current       Long-Term        Current        Long-Term        Current        Long-Term
                              Asset          Asset           Asset           Asset           Asset           Asset
                           (Liability)    (Liability)     (Liability)     (Liability)     (Liability)     (Liability
                       ---------------------------------------------------------------------------------------------------
Bad debt allowancee          $   372          $     --          $ 334          $     --          $   425          $     --
Inventory related                (60)               --            132                --              242                --
Accrued payroll
   and related costs           1,333                75            293                --              336                --
Fixed assets                      --            (3,893)            --               320               --               445
NOL carryforwards                 --             9,571             --            11,324               --            11,654
Other                             --            (1,061)            72                --              399                --
Valuation allowance             (703)          (10,110)          (831)          (11,644)          (1,402)          (12,099)
                       ---------------------------------------------------------------------------------------------------

                             $   942          $ (5,418)         $  --          $     --          $    --          $     --
                       ===================================================================================================

As reflected in the preceding table, the Company established a valuation allowance of approximately $10,813,000, $12,475,000 and $13,501,000 as of
December 31, 1998, April 30, 1998 and April 30, 1997, respectively, due to uncertainty regarding the realizability of certain deferred tax assets. The valuation primarily relates to operating loss carryforwards, which are available to reduce future taxable income of certain entities.

In connection with the acquisition of Alliance, the U.S. entity had unused federal net operating loss carryforwards of approximately $3,298,000, the use of which is restricted as a result of previous ownership changes of Alliance under
Section 382 of the Internal Revenue Code.

At December 31, 1998, APV had unused federal net operating loss carryforwards of approximately $7,819,000 that may be used to offset future taxable income. Such carryforwards expire in various amounts from fiscal 2003 to 2009. The use of these carryforwards may be restricted as a result of ownership changes under
Section 382 of the Internal Revenue Code and other limitations.

At December 31, 1998, APV and Posterloid had additional unused federal net operating loss carryforwards of approximately $11,498,000 and $1,961,000, respectively, that may be used to offset future taxable income. These carryforwards expire in various amounts from fiscal 2009 through 2012. The use of these carryforwards may also be restricted as a result of ownership changes under Section 382 of the Internal Revenue Code and other limitations.

As of December 31, 1995 and December 31, 1998, IDT, on a separate-company basis, had net operating loss carryforwards for federal income tax purposes of approximately $2,109,000, which will expire in 2008 and 2009. Under Internal Revenue Code Section 382 and other limitations, the use of the loss carryforwards will be limited as a result of the December 21, 1994 ownership change.

As a result of the transaction described further in Note 1, Posterloid's and APV's loss carryforwards may not be available to Posterloid, APV, Greensteel or Alliance. Based on the Company's history of prior operating losses, no assurance can be given that sufficient taxable income will be generated for utilization of any net operating loss carryforwards and reversal of temporary differences. Thus, the Company did not record any current or deferred federal income tax expense during the periods ended December 31, 1998 and April 30, 1997 and 1996 due to losses incurred during such periods and the availability of net operating loss carryforwards. For the year ended April 30, 1998, the Company recorded a tax expense of $15,000 for federal alternative minimum income tax.

15. Related-Party Transactions

As part of the acquisition of Alliance, the Company entered into the Exchange Transaction with Alpine in November 1998 (See Note 7). Alpine exchanged approximately $25.2 million in liquidation value of its Series A

Preferred (plus accrued dividends) and indebtedness of approximately $7.4 million due from the Company for approximately 5.2 million shares of the Company's common stock and approximately $12.3 million in liquidation value of its 9% Series B Preferred. In addition, the Company issued to Alpine 209,790 shares of its common stock and 9,000 shares of its Series B Preferred as compensation for structuring and assisting the Company in its acquisition of Alliance. The Company has recognized a $750,000 charge, included in nonrecurring expenses, for this compensation against its eight-month income as of December 31, 1998. As a result of these transactions, Alpine owns approximately 48% of the Company's common stock.

On May 24, 1995, the Company entered into an agreement with Alpine, pursuant to which the Company had the right to borrow prior to May 24, 1997 up to $5,000,000 from Alpine to be used by the Company to fund its working capital needs, including research, development and commercialization activities in connection with APV's PolyVision-TM-display technology. Borrowings under the agreement were unsecured with interest at market rate, reflecting Alpine's cost of borrowing such funds. For the year ended April 30, 1996, Alpine agreed to a modification of terms pursuant to which the Company issued 9,177 shares of the Company's Series A Preferred Stock to Alpine in lieu of the addition of approximately $229,000 of interest to the outstanding principal amount at April 30, 1996. All amounts were canceled in the Exchange Transaction (See Note 7).

The Company also executed a promissory note to Alpine to borrow an additional $2,028,000, including accrued interest, to fund the Company's corporate borrowing requirements. Borrowings under the agreement are at Alpine's cost of borrowing such funds (8-1/2 % at April 30, 1998). As of April 30, 1998, the Company owed Alpine a total of $7,028,000 under this note and the foregoing agreement, including accrued interest of $658,000.

The Company's obligations to Alpine are comprised of accrued dividends and indebtedness, which totaled $12,671,000 as of April 30, 1998. The accrued dividends and indebtedness were converted to preferred and common stock in the Exchange Transaction (See Note 7).

16. Commitments and Contingencies

In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants, including the Company, seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including the Company, to challenge the applicability of the NJCFA. The amended complaint was served during April 1997, and Plaintiff currently seeks $1,405,000 in damages, from all defendants, as well as treble damages under NJCFA. The Company has served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third party claims against an adhesives supplier whose product was utilized by the Company in fabricating the subject panels. As of the date hereof, discovery is continuing but it is premature to render an estimate of the outcome of the litigation.

The Company is involved in other various matters of litigation incidental to the normal conduct of its business. In management's opinion, the disposition of that litigation will not have a material adverse impact on the Company.

Approximately 80% of the Company's hourly labor force is covered by collective bargaining agreements. Subsequent to December 31, 1998, the Company ratified a new three-year collective bargaining agreement representing approximately 25% of the total hourly labor force. None of the Company's collective bargaining agreements will expire within one year.

Certain executives of the Company have employment contracts which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options, and certain retirement and other employee benefits. Further, in the event of termination or voluntary resignation for "good reason" accompanied by a change in control of PolyVision, as defined, such employment agreements provide for severance payments not in excess of two times annual cash compensation and bonus and the continuation for stipulated periods of other benefits, as defined.

17. Lease Commitments

The Company and its subsidiaries lease property, plant and equipment under a number of leases extending for varying periods of time. Operating lease rental expense amounted to approximately $381,000, $569,000, $569,000, and $664,000 for the periods ended December 31, 1998 and April 30, 1998, 1997, and 1996, respectively.

Minimum rental commitments as of December 31, 1998, under noncancelable leases with terms of more than one year, are as follows:

                    Year ending
                    December 31,                        Amount
            ----------------------------------------------------------------

                        1999                        $1,010,000
                        2000                           864,000
                        2001                           795,000
                        2002                           408,000
                        2003                            34,000
                                                    ----------
                       Total                        $3,111,000
                                                    ==========

18. Segment Reporting

PolyVision currently conducts business in three industry segments: visual display surfaces and casework through Greensteel, menuboard display systems through Posterloid, and ceramicsteel surfaces through Alliance. Domestic ceramicsteel surfaces are produced through Alliance America and foreign ceramicsteel surfaces are produced through Alliance Europe. Included in other are corporate expenses and expenses associated with the Company's information display technology during the years ended April 30, 1997 and April 30, 1996. The majority of goodwill associated with the purchase of Alliance has been preliminarily allocated to Alliance America. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. Sales for each segment are based on location of the third-party customer. All significant intercompany transactions between segments have been eliminated. The Company's selling, general and administrative expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment.

The following provides information about each business segment for December 31 1998 and April 30, 1998, 1997, and 1996 (in thousands):

                                                       Eight months ended December 31, 1998

                                                             Alliance      Alliance
                                Greensteel    Posterloid      America       Europe       Other       Consolidated
                               ----------------------------------------------------------------------------------
Net sales:                      $23,058         $4,202         $ 2,792      $ 3,825     $    --          $ 33,877

Operating income (loss)           2,032            285             423          902      (1,592)            2,050
Depreciation and
   amortization                     143            148             317          173          --               781
Capital expenditures                102             73              24          387          --               586

Identifiable assets              13,891          6,021          77,248       21,550       3,498           122,208

                                          Twelve months ended April 30, 1998

                                Greensteel    Posterloid       Other       Consolidated
                               ----------------------------------------------------------
Net sales:                        $27,813       $6,354         $  --          $34,167

Operating income (loss)             1,275          552          (435)           1,392
Depreciation and
   amortization                       169          213            --              382
Capital expenditures                  520           19            --              539

Identifiable assets                12,252        5,995           217           18,464


                                          Twelve months ended April 30, 1997

                                Greensteel    Posterloid       Other       Consolidated
                               ----------------------------------------------------------
Net sales:                       $ 26,152      $ 6,081       $    --         $ 32,233

Operating loss                     (1,227)         (75)       (2,987)          (4,289)
Depreciation and
   amortization                       106          191           201              498
Capital expenditures                  228          207            --              435

Identifiable assets                10,925        5,446           530           16,901

                                          Twelve months ended April 30, 1996

                                Greensteel    Posterloid       Other       Consolidated
                               ----------------------------------------------------------
Net sales:                       $ 30,070      $ 5,557       $    --         $ 35,627

Operating loss                       (227)        (276)       (4,742)          (5,245)
Depreciation and
   amortization                        31          221           904            1,156
Capital expenditures                  714           60            --              774

Identifiable assets                12,992        5,229           762           18,983

19. Quarterly Financial Data (Unaudited)

                                                                  (In thousands, except per share amounts)

                                                                                     Net Income
                                                                                       (Loss)
                                                                        Operating    Applicable      Basic       Diluted
                                                Net         Gross        Income       to Common     Earnings     Earnings
                                               Sales        Margin       (Loss)     Shareholders   Per Share    Per Share
                                          ----------------------------------------------------------------------------------
Eight months ended December 31, 1998
May to July 1998                           $11,021       $  3,278      $  1,155        $  1,357     $   0.16        $   0.16
August to October 1998                      10,929          3,228         1,010             709         0.08            0.08
November to December 1998                   11,927          4,011          (115)         17,286         1.41            1.41
                                          ----------------------------------------------------------------------------------
                                           $33,877       $ 10,517      $  2,050        $ 19,352     $   2.04        $   2.04
                                          ==================================================================================

Twelve months ended April 30, 1998
First Quarter                              $ 8,499       $  2,617      $    657        $    (17)    $  (0.00)       $  (0.00)
Second Quarter                               9,540          2,712           736             328         0.04            0.04
Third Quarter                                7,672          2,129            37            (689)       (0.08)          (0.08)
Fourth Quarter                               8,456          2,423           (38)           (157)       (0.02)          (0.02)
                                          ----------------------------------------------------------------------------------
                                           $34,167       $  9,881      $  1,392        $   (535)    $  (0.06)       $  (0.06)
                                          ==================================================================================

Twelve months ended April 30, 1997
First Quarter                              $ 9,642       $  2,858      $    257        $   (391)    $  (0.05)       $  (0.05)
Second Quarter                               9,523          2,427            21            (680)       (0.08)          (0.08)
Third Quarter                                5,972          1,161        (1,397)         (2,120)       (0.25)          (0.25)
Fourth Quarter                               7,096          1,032        (3,170)         (3,977)       (0.46)          (0.46)
                                          ----------------------------------------------------------------------------------
                                           $32,233       $  7,478      $ (4,289)       $ (7,168)    $  (0.84)       $  (0.84)
                                          ==================================================================================

SCHEDULE II  Valuation and Qualifying Accounts (amounts in thousands)

                                      Balance at       Charged to       Charged to          Purchased         Balance at
                                       Beginning       Costs and           Other            Reserves/            End
                                       of Period        Expenses         Accounts             Other           of Period
                                      -----------------------------------------------------------------------------------
Eight months ended
  December 31, 1998:
    Allowance for doubtful accounts        $  795        $  448          $  411(1)          $1,687             $2,519
    Inventory obsolescence reserve            315            48             195              1,080              1,248
    Nonrecurring reserve                       --           500              --                 --                500
                                           ------        ------          ------             ------             ------
     Total                                 $1,110        $  996          $  606             $2,767             $4,267
                                           ======        ======          ======             ======             ======

Twelve months ended
  April 30, 1998:
    Allowance for doubtful accounts        $1,013        $  289          $  507(1)                             $  795
    Inventory obsolescence reserve            540            --             225(4)                                315
    Nonrecurring reserve                      650            --             650                                    --
                                           ------        ------          ------                                ------
     Total                                 $2,203        $  289          $1,382                                $1,110
                                           ======        ======          ======                                ======

Environmental liability                    $   26                                           $   26(3)          $   --
                                           ======                                           ======             ======

Twelve months ended
  April 30, 1997:
    Allowance for doubtful accounts        $  575        $  757          $  319(1)                             $1,013
    Inventory obsolescence reserve            270           270              --                                   540
    Nonrecurring reserve                       --           650              --                 --                650
                                           ------        ------          ------             ------             ------
     Total                                 $  845        $1,677          $  319                                $2,203
                                           ======        ======          ======                                ======

Environmental liability                    $   20                                           $    6(3)          $   26
                                           ======                                           ======             ======

Twelve months ended
  April 30, 1996:
    Allowance for doubtful accounts        $  521        $  289          $  235(1)                             $  575
    Inventory obsolescence reserve            400            20             150(2)                                270
                                           ------        ------          ------                                ------
     Total                                 $  921        $  309          $  385                                $  845
                                           ======        ======          ======                                ======

Environmental liability                    $  179                                           $  159(3)          $   20
                                           ======                                           ======             ======

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Disposal of obsolete inventory in connection with plant consolidations.

(3)   Payments made related to the Ohio EPA Consent Order (See Note 16).

(4) Disposal of obsolete inventory and change of Greensteel's inventory reserve policy.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

PART III

            Part III (Items 10 through 13) is omitted since PolyVision expects to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. If for any reason such a statement is not filed within such a period, this report will be appropriately amended.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

            (a)(3) Exhibits:

Exhibit Number and Description
------------------------------

2.1 Agreement and Plan of Merger, dated as of December 21, 1994, as amended, among PolyVision (formerly Information Display Technology, Inc.), The Alpine Group, Inc., Alpine PolyVision, Inc. and Posterloid Corporation. (1)

2.2 Stock Purchase Agreement, dated as of September 1, 1998, by and among PolyVision, Alliance International Group, Inc., Wind Point Partners III, L.P. and the other stockholders of Alliance, as amended by letter agreement dated November 20, 1998. (8)

3.1         Restated Certificate of Incorporation of PolyVision. (1)

3.2         By-laws of PolyVision. (1)

4.4         Specimen form of Common Stock Certificate of PolyVision. (3)

4.5 Certificate of Amendment of the Certificate of Incorporation of PolyVision.

10.15       1994 Stock Option Plan of PolyVision. (1)

10.16 Credit Commitment Letter Agreements, dated May 24, 1995, between PolyVision and The Alpine Group, Inc. (3)

10.17 Registration Rights Agreement, dated May 24, 1995, between PolyVision and The Alpine Group, Inc. (3)

10.18       Form of Indemnification Agreement for Directors of PolyVision. (3)

10.19       1996 Union Stock Grant Plan of PolyVision. (6)

10.20       1995 Directors Stock Grant Plan of PolyVision. (7)

10.21       1995 Directors Stock Option Plan of PolyVision. (7)

10.23 Amended and Restated Employment Agreement, dated as of May 1, 1995, between PolyVision and Joseph A. Menniti.(7)

10.25 Articles of Agreement, dated February 28, 1996, between Greensteel, Inc. and The Carpenters' District Council of Western
            Pennsylvania.(7)

10.26 Master Credit Agreement, dated as of April 25, 1996, among Bank of Boston Connecticut (the "Bank"), Greensteel, Inc. and PolyVision.
            (7)

10.27 Security Agreement, dated as of April 25, 1996, between the Bank and Greensteel, Inc. (7)

10.28 Pledge Agreement, dated as of April 25, 1996, between the Bank and Greensteel, Inc. (7)

10.29 Unlimited Continuing Guaranty Agreement, dated as of April 25, 1996, between the Bank and PolyVision. (7)

10.30 Stock Pledge Agreement, dated as of April 25, 1996, between the Bank and PolyVision. (7)

10.31 Agreement of Transfer, dated as of January 31, 1996, between PolyVision and Greensteel, Inc. (7).

10.32 Credit Agreement, dated as of November 20, 1998, between PolyVision, Greensteel,

Exhibit Number and Description
------------------------------

            Inc. and Posterloid Corporation, as borrowers, and a syndicate of banks, financial institutions and other institutional lenders named therein and Fleet National Bank, as administrative agent and in certain other capacities. (8)

10.33 Credit Facility Agreement, dated as of November 20, 1998, between Alliance Europe N.V., Alliance Graphics N.V., Emailleries de Blanc Misseron A. Aubecq S.A. and Alliance Pentagon A/S, as borrowers, and KBC Bank N.V. (8)

10.34 Credit Facility Agreement, dated as of November 20, 1998, between PolyVision Belgium N.V. and PolyVision France EURL, as borrowers, and KBC Bank N.V. (8)

10.35 Senior Subordinated Loan Agreement, dated as of November 20, 1998, between PolyVision and Fleet Corporate Finance, Inc. (8)

10.36 Exchange Agreement, dated as of November 16, 1998, between PolyVision and The Alpine Group, Inc. and Kirkbi Projekt A/S. (8)

10.37 Series C Preferred Stock Purchase Agreement, dated as of November 20, 1998, between PolyVision and The Alpine Group, Inc. (8)

10.38 Employment Agreement, dated November 20, 1998, between PolyVision and Michael H. Dunn.

10.39 Employment Agreement, dated November 20, 1998, between PolyVision and Richard J. Still.

10.40 Amendment No. 1 to Amended and Restated Employment Agreement, dated November 20, 1998, between PolyVision and Joseph A. Menniti.

10.41 Senior Subordinated Note and Warrant Purchase Agreement, dated as of December 30, 1998, among PolyVision, as borrower, and John Hancock Mutual Life Insurance Company and the other institutional investors identified therein, and Posterloid Corporation and Greensteel, Inc., as guarantors.

10.42 Warrant Agreement, dated as of December 30, 1998, among PolyVision and John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and Hancock Mezzanine Partners, L.P.

10.43 Amendment to Master Credit Agreement, dated June 12, 1998, between BankBoston, N.A. and Greensteel, Inc.

21.1        Subsidiaries of PolyVision.

23.1        Consent of Independent Public Accountants.

27.1        Financial Data Schedule.

----------

(1) Incorporated by reference to the exhibits filed with the Proxy Statement for the Annual Meeting of Shareholders, dated May 1, 1995.

(2) Incorporated by reference to the exhibits with the Current Report on Form 8-K, dated April 24, 1990.

(3) Incorporated by reference to the exhibits with the Registration Statement on Form S-2 (No. 33-93010), effective June 9, 1995.

(4) Incorporated by reference to the exhibits with the Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(5) Incorporated by reference to the exhibits filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-22701 NY.

(6) Incorporated by reference to the exhibits with the Registration Statement on Form S-8 (No. 333-3897), effective May 16, 1996.

(7) Incorporated by reference to the exhibits with the Annual Report on Form 10-K for the fiscal year ended April 30, 1996.

(8) Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, dated November 20, 1998.

      (b)   Reports on Form 8-K.

            PolyVision filed two reports on Form 8-K for the quarter ended December 31, 1998. The first report, filed on November 20, 1998, reported the purchase of all of the outstanding shares of capital stock of Alliance International Group, Inc. This report was amended on February 3, 1999 to include required historical financial statements of Alliance and pro forma financial statements of PolyVision. The second report, filed December 30, 1998, reported the change in PolyVision's fiscal year to December 31 from April 30.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        POLYVISION CORPORATION

Date:  March 24, 1999                   By:      /s/Joseph A. Menniti
                                           --------------------------
                                                 Joseph A. Menniti
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/Steven S. Elbaum          Chairman of the Board and Director       March 24, 1999
--------------------------
Steven S. Elbaum

/s/Joseph A. Menniti         Chief  Executive  Officer and  Director  March 24, 1999
--------------------------   (principal executive officer)
Joseph A. Menniti

/s/Michael H. Dunn           President, Chief Operating Officer and   March 24, 1999
--------------------------   Director
Michael H. Dunn

/s/Richard J. Still          Chief Financial Officer (principal       March 24, 1999
--------------------------   financial and accounting officer)
Richard J. Still

/s/Ivan Berkowitz            Director                                 March 24, 1999
--------------------------
Ivan Berkowitz

/s/Lyman C. Hamilton, Jr.    Director                                 March 24, 1999
--------------------------
Lyman C. Hamilton, Jr.

/s/Stephen C. Knup           Director                                 March 24, 1999
--------------------------
Stephen C. Knup

/s/Bragi F. Schut            Director                                 March 24, 1999
--------------------------
Bragi F. Schut