Form 10-Q
period 1999-03-31
POLYVISION CORP
filed 1999-05-11
CIK 835405

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

         [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

                                  OR

          [ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to___________

                      Commission file number 1-10555

                           POLYVISION CORPORATION
          (Exact name of registrant as specified in its charter)

              New York                             13-3482597
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

        48-62 36th Street
     Long Island City, New York                      11101
       (Address of principal                      (Zip Code)
        executive offices)

   Registrant's telephone number, including area code:  (718) 433-2170

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
                             Yes   X    No ____

 The number of shares outstanding of the Registrant's common stock, par value $.001 per share, as of May 7, 1999 was 14,117,891 shares.




PART I		FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS


                   POLYVISION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                (amounts in thousands, except share amounts)

                                           (Unaudited)        (Audited)
                                             March 31,       December 31,
                                               1999              1998


        ASSETS

CURRENT ASSETS:
Cash                                          $  4,010         $  4,841
Accounts receivable, net of allowance for
   doubtful accounts of $2,446 and $2,519       17,598           17,883
Inventories                                     14,252           13,084
Costs and estimated earnings in excess of
   billings on uncompleted contracts               894              838
Prepaid expenses and other current assets        1,627            1,532
Deferred taxes                                     942              942

     Total current assets                       39,323           39,120

Property, plant and equipment, net              17,273           17,768
Goodwill, net                                   61,366           61,402
Deferred financing costs, net                    3,527            3,661
Other assets                                       265              257

TOTAL ASSETS                                  $121,754         $122,208



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term borrowings                         $    186         $   235
Current maturities of long-term debt               794             363
Accounts payable                                 9,685           7,223
Accrued expenses                                10,930          12,283
Billings in excess of costs and estimated
   earnings on uncompleted contracts               445             503

   Total current liabilities                    22,040          20,607

Long-term debt, less current maturities         72,115          74,511
Deferred taxes                                   5,301           5,418
Accrued dividends                                  580             178
Excess of assets over purchase price
 of acquisition                                    254             256
Other noncurrent liabilities                       259             317

TOTAL LIABILITIES                             $100,549        $101,287



SHAREHOLDERS' EQUITY:

Series B Preferred Stock, $.01 par value,
 at $50 per share liquidation value;
 300,000 shares authorized; 256,951 shares
 issued and outstanding at March 31, 1999
 and December 31, 1998                        $ 12,848        $ 12,848
Series C Preferred Stock, $.01 par value,
 at $50 per share liquidation value;
 150,000 shares authorized; 100,000 shares
 issued and outstanding at March 31, 1999
 and December 31, 1998                           5,000           5,000
Common Stock, $.001 par value, 25,000,000
 shares authorized; 14,117,891 and
 14,092,750, shares issued and outstanding
 at March 31, 1999 and December 31, 1998,
 respectively                                       14              14

Additional paid-in capital                      70,777          70,750
Retained deficit                               (68,768)        (67,783)
Cumulative foreign currency
 translation adjustment                          1,334              92

Total shareholders' equity                      21,205          20,921

TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                       $121,754        $122,208



 The accompanying notes are an integral part of these consolidated financial statements.





                    POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (amounts in thousands, except per share amounts)


                                                        (Unaudited)
                                                   Three months ended
                                                       March 31,
                                                  1999          1998


NET SALES                                       $22,288        $8,368
COST OF GOODS SOLD                               15,065         5,813

GROSS PROFIT                                      7,223         2,555

 Selling, general and administrative              4,974         2,266
 Research and development                           193             -
 Amortization of goodwill                           423            36

INCOME FROM OPERATIONS                            1,633           253

 Interest expense, net                           (2,122)         (237)
 Other income, net                                  106            31

INCOME (LOSS) BEFORE INCOME TAXES                  (383)           47

INCOME TAXES                                        200             -

NET INCOME (LOSS)                                  (583)           47

PREFERRED STOCK DIVIDENDS                          (402)         (172)

NET LOSS APPLICABLE
     TO COMMON SHAREHOLDERS                      $ (985)      $  (125)

Net income (loss) per share of common stock:
 Basic and Diluted
  Income (loss) before preferred stock dividends  (0.04)         0.01
  Preferred stock dividends                       (0.03)        (0.02)
  Net loss per basic and diluted share
     of common stock                             $(0.07)       $(0.01)

Average common shares outstanding
   Basic and Diluted                             14,117         8,562



 The accompanying notes are an integral part of these consolidated financial statements.



                    POLYVISION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (amounts in thousands)

                                                     (Unaudited)
                                                 Three months ended
                                                      March 31,
                                                  1999        1998


Cash flows from operating activities:
   Net income (loss)                            $ (583)      $   47
   Adjustments to reconcile net income (loss)
      to net cash provided by operations:
   Depreciation and amortization                 1,141          108
   Amortization of deferred financing costs
      and accretion of debt discount               494            -
   Compensation expense for stock grants             2          (12)
   Deferred income tax benefit                    (117)           -
Change in assets and liabilities:
   Accounts receivable                             285        1,325
   Inventories                                  (1,168)        (122)
   Other current assets                           (151)         (15)
   Other assets                                     (8)           -
   Accounts payable and accrued expenses         1,109       (1,208)
   Other liabilities                               (27)         158

Cash provided by operating activities              977          281

Cash flows from investing activities:
   Purchase of fixed assets                       (568)        (38)
   Other                                          (206)          -

Cash used for investing activities                (774)        (38)

Cash flows from financing activities:
   Net short-term repayments                       (82)       (127)
   Repayments of long-term borrowings             (668)          -
   Proceeds from exercise of stock options          25           -
   Advances from The Alpine Group, Inc.              -           4

Cash used for financing activities                (725)       (123)

Effect of exchange rate changes on cash           (309)          -

Increase (decrease) in cash                       (831)        120
Cash at beginning of period                      4,841         283

Cash at end of period                           $4,010      $  403


Supplemental disclosures:
     Interest paid                              $  769      $   73





                   POLYVISION CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                March 31, 1999


1. Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
 However, there has been no material change in the information disclosed in PolyVision's annual financial statements dated December 31, 1998, except as disclosed herein. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in PolyVision's Annual Report on Form 10-K for the eight months ended December 31, 1998.

2. Inventories

 The components of inventories are as follows at March 31, 1999 and December 31, 1998 (in thousands):

                                       March 31,       December 31,
                                         1999             1998

               Raw materials            $7,686          $7,035
               Work in process             606             476
               Finished goods            5,960           5,573

                                       $14,252         $13,084



3. Contracts in Progress

 The status of contract costs on uncompleted construction contracts was as follows at March 31, 1999 (in thousands):



                      Costs and Estimated   Billings in Excess of
                     Earnings in Excess of   Costs and Estimated
                           Billings              Earnings          Total


Costs and estimated
 earnings                   $5,161               $2,509           $7,670
Billings                     4,267                2,954            7,221

                            $  894               $ (445)          $  449




 The status of contract costs on uncompleted construction contracts was as follows at December 31, 1998 (in thousands):

                      Costs and Estimated    Billings in Excess of
                     Earnings in Excess of    Costs and Estimated
                            Billings               Earnings        Total


Costs and estimated
 earnings                   $5,022               $2,473           $7,495
Billings                     4,184                2,976            7,160

                            $  838               $ (503)          $  335



 Accounts receivable at March 31, 1999 and December 31, 1998 included amounts billed but not yet paid by customers under retainage provisions of approximately $1,096,000 and $1,122,000, respectively. Such amounts are generally due within one year.

4. Restructuring Charge

 During the eight months ended December 31, 1998, PolyVision recorded a nonrecurring restructuring charge of $500,000 related to the costs to be incurred in closing one of PolyVision's manufacturing facilities. The manufacturing facility closed was operated by PolyVision prior to the purchase of Alliance International Group, Inc. ("Alliance"), and the production was moved into an Alliance facility. The plan to close the facility was in place as of December 31, 1998, and production ceased February 1999. The activities performed by this facility will continue to be performed at the Alliance facility. PolyVision does not anticipate a decline in revenues or operating profit due to the closing of the facility.

 The $500,000 charge recorded in 1998 represented approximately $160,000 of employee severance and other employee termination costs, $100,000 of unsalable inventory which was disposed, and $240,000 of facility costs, including utilities, maintenance, insurance, and real estate taxes, incurred while PolyVision cleaned the facility and attempted to sell it. Of the 23 employees at the facility, 22 were terminated as a result of the closing. As of March 31, 1999, $320,000 of these costs were paid and charged against the liability, including payment of $130,000 of employee severance costs and disposal of approximately $100,000 of unsalable inventory during the quarter.

5. Acquisition of Alliance International Group

 In November 1998, PolyVision acquired from Wind Point Partners III, L.P. and certain minority stockholders all of the outstanding common stock of Alliance for $75.8 million. The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Alliance have been included in the consolidated financial statements on a prospective basis from the date of the acquisition.

 Pro Forma Financial Data (Unaudited)

 Unaudited pro forma results of operations, which give effect to the Alliance acquisition as if the purchase occurred on January 1, 1998, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

                                              Three months ended
                                                   March 31,
                                              1999          1998

 Net sales                                  $22,288       $20,854
 Loss from continuing operations
    before income taxes                        (383)       (1,606)
 Loss from continuing operations               (583)       (1,605)
 Preferred stock dividends                     (402)         (402)
 Net loss applicable to common stock          $(985)      $(2,007)
 Net loss per basic and diluted share
    of common stock
    Loss from continuing operations           (0.04)        (0.11)
    Preferred stock dividends                 (0.03)        (0.03)
      Net loss per share of commons stock    $(0.07)       $(0.14)


6. Comprehensive Income

 Total comprehensive income for the three months ended March 31, 1999 and 1998 was as follows(in thousands):

                                               March 31,
                                          1999         1998

Net income (loss)                       $(583)        $   47
Other comprehensive income:
   Foreign currency translation
     adjustment                         1,242              -

Total comprehensive income              $ 659         $   47




7. Segment Reporting

 PolyVision currently conducts business in three industry segments:
 visual display surfaces and casework through Greensteel, menuboard display systems through Posterloid, and ceramicsteel surfaces through Alliance. Domestic ceramicsteel surfaces are produced through Alliance America and foreign ceramicsteel surfaces are produced through Alliance Europe. Included in the column "Other" are corporate expenses.
 The majority of goodwill associated with the purchase of Alliance has been preliminarily allocated to Alliance America. The accounting policies of the segments are the same as described in the summary of significant accounting policies included in the footnotes of PolyVision's Annual
 Report on Form 10-K for the eight months ended December 31, 1998.
 PolyVision evaluates segment performance based on income from operations. Sales for each segment are based on location of the third-party customer. All significant intercompany transactions between segments have been eliminated. PolyVision's selling, general and administrative expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment.

 The following provides information about each business segment for March 31, 1999 and March 31, 1998 (in thousands):

                             Three months ended March 31, 1999

                   Greensteel  Posterloid  Alliance  Alliance  Other  Consol.
                                           America    Europe

Net sales           $6,733       $1,834     $5,588    $8,133   $  -  $22,288

Operating income (loss)
                       192          197        684       562     (2)   1,633
Depreciation and
   amortization         51           58        693        33      -    1,141


                             Three months ended March 31, 1998

                   Greensteel  Posterloid   Other   Consolidated

Net sales           $6,666       $1,702      $  -     $8,368

Operating income (loss)
                       111          131        11        253
Depreciation and
   amortization         55           53         -        108





ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

 The following table summarizes, for the periods presented, the respective amounts of Greensteel, Posterloid, and Alliance, PolyVision's primary industry segments (in thousands, except percentages):

                                                 (Unaudited)
                                             Three Months Ended
                                                   March 31,
                                               1999         1998

Net sales
	Greensteel	                                 $6,733        $6,666
	Posterloid	                                  1,834         1,702
	Alliance	                                   13,721             -

                                             22,288         8,368

Gross profit
	Greensteel	                                  1,737         1,919
	Posterloid	                                    698           636
	Alliance	                                    4,788             -

                                              7,223         2,555

Gross profit margin                           32.4%         30.5%
	Greensteel	                                  25.8%         28.8%
	Posterloid	                                  38.1%         37.4%
	Alliance	                                    34.9%            -


Selling, general and administrative expenses
	Greensteel 	                                 1,547         1,808
	Posterloid	                                    465           469
	Alliance	                                    2,960             -
	Corporate	                                       2           (11)

                                              4,974         2,266

Amortization of goodwill
	Greensteel	                                     (2)            -
	Posterloid	                                     36            36
	Alliance	                                      389             -

                                                423            36

Research and development
	Alliance	                                      193             -

Operating income (loss)
	Greensteel	                                    192           111
	Posterloid	                                    197           131
	Alliance	                                    1,246             -
	Corporate	                                      (2)           11

                                              1,633           253


Net interest expense	                         2,122           237
Other income	                                  (106)          (31)





RESULTS OF OPERATIONS

	Net sales for the quarter ended March 31, 1999 totaled $22,288,000, an increase of $13,920,000 over the prior year three month period. Most of this increase, $13,721,000, was due to the inclusion of the results of Alliance which was purchased on November 20, 1998. For the three months ended March 31, 1999, Greensteel's net sales increased $67,000 and Posterloid's net sales increased $132,000, over the prior year three month period due to increases in business activity.

	Gross profit for the quarter ended March 31, 1999 totaled $7,223,000, compared to $2,555,000 in the prior year quarter, an increase of
 $4,668,000. Alliance contributed $4,788,000 in gross profit during the current year period. Greensteel's gross profit declined $182,000 during the three months ended March 31, 1999 from $1,919,000 in the prior year quarter to $1,737,000 in the current year quarter. This decline is primarily attributed to product mix. Posterloid's gross profit increased to $698,000 in the three months ended March 31, 1999 from $636,000 in the prior year period. Gross profit margin, as a percent of sales revenue, increased from 30.5% in the prior year period to 32.4% in the current year period.  This increase was principally due to the purchase of
 Alliance on November 20, 1998. Due to the nature of its business, Alliance's gross profit margin is normally higher than Greensteel's gross profit margin. Posterloid's gross profit margin also increased from
 37.4% to 38.1%, due to increased production volume.   Greensteel's gross
 profit margin declined from 28.8% to 25.8%, for the reason discussed above.

	Selling, general and administrative costs, including research and development, in the three months ended March 31, 1999 were $5,167,000, an increase of $2,901,000, over the prior year's three month total of $2,266,000. During the current year period, Alliance incurred $3,153,000 of selling, general and administrative costs in its normal and customary business activities. Greensteel's costs declined $261,000 in the current year quarter when compared to the prior year, while Posterloid's costs remained relatively the same. The cost reductions at Greensteel were principally due to a decline in professional fees, reduced bad debt expense and other administrative cost reductions.

	Amortization expense increased to $423,000 during the three months ended March 31, 1999 compared to $36,000 during the prior year period. This increase of $387,000 is due to the goodwill recorded as a result of the purchase of Alliance.

	Net interest expense in the three month period ended March 31, 1999 increased to $2,122,000 from $237,000 in the prior year period. Most of the increase is due to the purchase of Alliance.

	Income tax expense during the three months ended March 31, 1999 was $200,000. There was no income tax expense recorded in the prior year three month period. The current year expense relates principally to income taxes for the European business income of Alliance.

	Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

	EBITDA provides additional information relating to PolyVision's ability to service indebtedness. However, EBITDA should not be considered as an alternative to net income as a measure of PolyVision's operating results or to cash flows as a measure of liquidity.

 For the quarter ended March 31, 1999, EBITDA was $2,904,000, an increase of $2,512,000 over EBITDA of $392,000 in the prior year comparable period. Most of the increase was due to the purchase of Alliance.

LIQUIDITY AND CAPITAL RESOURCES

	During the three month period ended March 31, 1999, PolyVision generated cash from operating activities of $977,000, and repaid $750,000 of bank debt. Additionally, PolyVision purchased $568,000 of capital equipment during the period.

	PolyVision believes its current cash position and unused credit facilities, when combined with cash flows generated from current operations, are adequate to meet PolyVision's current liquidity needs during the next 12 months. As of March 31, 1999, PolyVision had approximately $14,000,000 of unused credit facilities.

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

 PolyVision's State of Readiness

	The Year 2000 project plan, including assessment, improvement, testing and implementation has been established. The assessment phase is 80% complete and should be completed in July 1999 upon receipt of all remaining vendor and supplier Y2K readiness inquiries.

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

 The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-complaint items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be completed in June 1999. Based on the findings of the planning and assessment phases completed to date, PolyVision does not believe independent verification and validation processes will be necessary.

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

	PolyVision continues to develop and monitor its contingency planning. Each manufacturing facility is incorporating Year 2000 into their existing contingency plans. This planning will ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified.

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


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

	PolyVision's exposure to market risk primarily relates to interest rates on long-term debt. For example, a one percent increase in interest rates affecting PolyVision's floating rate debt would increase the interest expense during the three months ended March 31, 1999 by approximately
 $110,000 and PolyVision's budgeted interest expense for the year ending December 31, 1999 by approximately $450,000.





PART II  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

		Not applicable

ITEM 2.	CHANGES IN SECURITIES

		Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

		Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		Not applicable

ITEM 5.	OTHER INFORMATION

		Not applicable

ITEM 6. 	EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  27 Financial Data Schedule

  (b) Reports on Form 8-K

   None





                              SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    						POLYVISION CORPORATION


 Date:  May 11, 1999	         			By:     /s/ Joseph A. Menniti
							                                      Joseph A. Menniti
							                                Chief Executive Officer


 Date:  May 11, 1999           		By:      /s/ Richard J. Still
								                                      Richard J. Still
							                               	Chief Financial Officer