Form 10-Q
period 1999-06-30
POLYVISION CORP
filed 1999-08-16
CIK 835405

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      Commission file number
_____________ to _____________                            1-10555

                             POLYVISION CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                        13-3482597
 ------------------------------                          ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

         48-62 36th Street
      Long Island City, New York                               11101
 --------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                                 (718) 433-2170
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes /X/  No / /

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 13, 1999 was 14,120,891 shares.



--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in PolyVision Corporation's Transition Report on Form 10-K for the eight months ended December 31, 1998.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                      June 30,           December 31,
                                                                                        1999                 1998
                                                                                   ---------------    -------------------
                                                                                    (unaudited)           (audited)
                                  ASSETS
Current assets:
    Cash.................................................................              $  3,203               $  4,841
    Accounts receivable, (less allowance for doubtful accounts of:
       June 1999, $2,637; December 1998, $2,519).........................                21,383                 17,883
    Inventories..........................................................                14,097                 13,084
    Costs and estimated earnings in excess of billings on
       uncompleted contracts.............................................                 1,040                    838
    Prepaid expenses and other current assets............................                 2,501                  2,474
                                                                                       --------               --------
        Total current assets.............................................                42,224                 39,120
    Property, plant and equipment, net...................................                17,056                 17,768
    Goodwill, net........................................................                61,019                 61,402
    Other assets.........................................................                 3,658                  3,918
                                                                                       --------               --------
           Total assets..................................................              $123,957               $122,208
                                                                                       --------               --------
                                                                                       --------               --------


                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings...............................................                 $  135                 $  235
    Current maturities of long-term debt................................                  1,141                    363
    Accounts payable....................................................                  9,297                  7,223
    Accrued expenses....................................................                 11,342                 12,283
    Billings in excess of costs and estimated
      earnings on uncompleted contracts.................................                    448                    503
                                                                                       --------               --------
        Total current liabilities.......................................                 22,363                 20,607
    Long-term debt, less current maturities.............................                 71,755                 74,511
    Other long-term liabilities.........................................                  6,682                  6,169
                                                                                       --------               --------
         Total liabilities..............................................                100,800                101,287
                                                                                       --------               --------
Stockholders' equity:
    Series B preferred stock at liquidation value.......................                 12,848                 12,848
    Series C preferred stock at liquidation value.......................                  5,000                  5,000
    Common stock, $.001 par value; authorized 40,000,000 shares;
       14,118,525 shares and 14,092,750 shares issued at
       June 30, 1999 and December 31, 1998, respectively................                     14                     14
    Additional paid-in capital..........................................                 70,780                 70,750
    Accumulated deficit.................................................                (67,308)              (67,783)
    Cumulative foreign currency translation adjustment..................                  1,823                     92
                                                                                       --------               --------
       Total stockholders' equity.......................................                 23,157                 20,921
                                                                                       --------               --------
         Total liabilities and stockholders' equity.....................               $123,957               $122,208
                                                                                       --------               --------
                                                                                       --------               --------


       The accompanying notes are an integral part of these condensed consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             (unaudited and in thousands, except per share amounts)


                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                              1999               1998            1999             1998
                                                             ------             ------          ------           ------
Net sales........................................           $ 26,816           $ 9,676          $49,104         $ 18,044
Cost of goods sold...............................             16,910             6,909           31,975           12,722
                                                            --------           -------          -------         --------
    Gross profit.................................              9,906             2,767           17,129            5,322
Selling, general and administrative..............              5,062             2,191           10,229            4,457
Amortization of goodwill.........................                409                35              832               71
                                                            --------           -------          -------         --------
    Operating income.............................              4,435               541            6,068              794
Interest (expense), net..........................             (2,093)             (212)          (4,215)            (449)
Other income, net................................                167               107              273              138
                                                            --------           -------          -------         --------
    Income before income taxes and
      extraordinary gain.........................              2,509               436            2,126              483
Provision for income taxes.......................                647                15              847               15
                                                            --------           -------          -------         --------
    Income before extraordinary gain.............              1,862               421            1,279              468
Extraordinary gain on the early extinguishment
      of debt....................................                  -               436                -              436
                                                            --------           -------          -------         --------
    Net income ..................................              1,862               857            1,279              904
Preferred stock dividends........................               (402)                -             (804)            (172)
                                                            --------           -------          -------         --------
    Net income applicable to common stock........             $1,460            $  857           $  475           $  732
                                                            --------           -------          -------         --------
                                                            --------           -------          -------         --------
Net income per share of common stock:
    Basic:
      Income before extraordinary gain...........             $ 0.13            $ 0.05           $ 0.09           $ 0.06
      Extraordinary gain on early extinguishment
        of debt..................................                  -              0.05                -             0.05
      Preferred stock dividends..................              (0.03)                -            (0.06)           (0.02)
                                                            --------           -------          -------         --------
        Net income per basic share of common
           stock.................................             $ 0.10            $ 0.10           $ 0.03           $ 0.09
                                                            --------           -------          -------         --------
                                                            --------           -------          -------         --------
    Diluted:
      Income before extraordinary gain...........             $ 0.09            $ 0.05           $ 0.07           $ 0.06
      Extraordinary gain on early extinguishment
        of debt..................................                  -              0.05                -             0.05
      Preferred stock dividends..................              (0.02)                -            (0.04)           (0.02)
                                                            --------           -------          -------         --------
        Net income per diluted share of common
           stock.................................             $ 0.07            $ 0.10           $  0.03          $ 0.09
                                                            --------           -------          -------         --------
                                                            --------           -------          -------         --------

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                    1999                1998
                                                                                   ------              ------
 Cash flows from operating activities:
     Net income ........................................................          $ 1,279               $ 904
     Adjustments to reconcile net income to net cash
        provided by (used for) operations:
          Depreciation and amortization.................................            2,071                 220
          Amortization of deferred financing costs and accretion
              of debt discount..........................................              990                   -
          Compensation expense for stock grants.........................                5                   -
          Deferred income tax benefit...................................             (218)                  -
          Change in assets and liabilities:
             Accounts receivable........................................           (3,500)                703
             Inventories................................................           (1,013)               (739)
             Other current assets.......................................             (229)               (516)
             Other assets...............................................               (8)                 19
             Accounts payable and accrued expenses                                  1,153                (687)
             Other liabilities..........................................              (55)               (462)
                                                                                  -------               -----
 Cash provided by (used for) operating activities.......................              475                (558)
                                                                                  -------               -----
 Cash flows from investing activities:
     Capital expenditures, net..........................................           (1,087)                162
     Other..............................................................             (206)                  -
                                                                                  -------               -----
 Cash provided by (used for) investing activities.......................           (1,293)                162
                                                                                  -------               -----
 Cash flows from financing activities:
     Repayments of short-term borrowings................................             (155)                (57)
     Repayments of long-term borrowings.................................           (1,266)                  -
     Borrowings under revolving credit facilities, net..................            1,000                 413
     Proceeds from exercise of stock options............................               25                   -
     Advances from The Alpine Group, Inc. ..............................                -                 201
                                                                                  -------               -----
 Cash provided by (used for) financing activities.......................             (396)                557
                                                                                  -------               -----
 Effect of exchange rate changes on cash and cash equivalents...........             (424)                  -
                                                                                  -------               -----
 Net increase (decrease) in cash and cash equivalents...................           (1,638)                161
 Cash and cash equivalents at beginning of year.........................            4,841                 283
                                                                                  -------               -----
 Cash and cash equivalents at end of year...............................           $3,203               $ 444
                                                                                  -------               -----
                                                                                  -------               -----
 Supplemental disclosures:
     Cash paid for interest ............................................          $ 1,650               $ 151
                                                                                  -------               -----
                                                                                  -------               -----

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of PolyVision Corporation and its majority-owned subsidiaries ("PolyVision"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

     PolyVision operates through its wholly-owned subsidiaries: Greensteel, Inc. ("Greensteel") and Posterloid Corporation ("Posterloid"). Greensteel operates in two divisions, Greensteel and Alliance. Through Greensteel, PolyVision manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets and workstation and conference center casework primarily to schools and offices. Through Alliance, PolyVision manufactures continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnel and people-moving systems. Alliance also produces proprietary projection screen surfaces, screen printed and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. Through Posterloid, PolyVision manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

2.   INVENTORIES

     The components of inventories were as follows at June 30, 1999 and December 31, 1998:

                                                        June 30,       December 31,
                                                          1999           1998
                                                        --------       ------------
                                                              (in thousands)
Raw materials ..........................             $ 8,026             $ 7,035
Work in process ........................                 647                 476
Finished goods .........................               5,424               5,573
                                                     -------             -------
                                                     $14,097             $13,084
                                                     -------             -------
                                                     -------             -------


3.   CONTRACTS IN PROGRESS

     The status of contract costs on uncompleted construction contracts was as follows at June 30, 1999:

                                        Costs and Estimated     Billings in Excess of
                                       Earnings in Excess of     Costs and Estimated
                                              Billings                 Earnings             Total
                                       ---------------------    ---------------------       -----
                                                            (in thousands)
Costs and estimated earnings......             $4,965                    $4,974            $9,939
Billings..........................              3,925                     5,422             9,347
                                                -----                     -----             -----
                                               $1,040                     $(448)           $  592
                                               ======                     ======           ======

                     POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


3.   CONTRACTS IN PROGRESS (CONTINUED)

     The status of contract costs on uncompleted construction contracts was as follows at December 31, 1998:

                                        Costs and Estimated     Billings in Excess of
                                       Earnings in Excess of     Costs and Estimated
                                              Billings                 Earnings           Total
                                       ---------------------    ---------------------     -----
                                                            (in thousands)
Costs and estimated earnings......             $5,022                    $2,473            $7,495
Billings..........................              4,184                     2,976             7,160
                                               ------                    ------            ------
                                               $  838                    $ (503)           $  335
                                               ------                    ------            ------
                                               ------                    ------            ------

     Accounts receivable at June 30, 1999 and December 31, 1998 included amounts billed but not yet paid by customers under retainage provisions of approximately $1,239,000 and $1,122,000, respectively. Such amounts are generally due within one year.

4.   RESTRUCTURING CHARGE

     During the eight months ended December 31, 1998, PolyVision recorded a nonrecurring restructuring charge of $500,000 related to the costs incurred in closing one of PolyVision's manufacturing facilities. This manufacturing facility was operated by PolyVision prior to the purchase of Alliance International Group, Inc. ("Alliance"), after which the production was moved into an Alliance facility. The plan to close the PolyVision manufacturing facility was in place as of December 31, 1998, and production ceased February 1999. The activities performed by this facility will continue to be performed at the Alliance facility. PolyVision does not anticipate a decline in revenues or operating profit due to the closing of the facility.

     The $500,000 charge recorded in 1998 represented approximately $160,000 of employee severance and other employee termination costs, $150,000 of unsalable inventory which was disposed and $190,000 of facility costs, including utilities, maintenance, insurance and real estate taxes, incurred while PolyVision cleaned the facility and held it for sale. Of the 23 employees at the facility, 22 were terminated as a result of the closing. As of June 30, 1999, $432,000 of these costs were paid and charged against the liability, including payment of $130,000 of employee severance costs and disposal of approximately $150,000 of unsalable inventory during the first half of the year.

5.  ACQUISITION OF ALLIANCE INTERNATIONAL GROUP

     In November 1998, PolyVision acquired from Wind Point Partners III, L.P. and certain minority stockholders all of the outstanding common stock of Alliance for approximately $76.0 million. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Alliance have been included in the consolidated financial statements on a prospective basis from the date of acquisition.

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

                     POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

     PRO FORMA FINANCIAL DATA (UNAUDITED) (CONTINUED)

     The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

                                                                                               Six Months ended
                                                                                                   June 30,
                                                                                                   Pro Forma
                                                                                      -----------------------------------
                                                                                            1999                 1998
                                                                                           ------               ------
                                                                                     (in thousands, except per share data)
Net sales.........................................................................      $49,104               $48,303

Income (loss) from operations before income taxes and extraordinary gain .........        2,126                  (984)
Income (loss) from operations.....................................................        1,279                (1,702)
Extraordinary gain on early extinguishment of debt................................            -                   436
Net income (loss) applicable to common stock......................................          475                (2,070)

Net income (loss) per diluted share of common stock:
Income (loss) from operations.....................................................       $ 0.07               $ (0.12)
Extraordinary gain on early extinguishment of debt................................            -                  0.03
Preferred stock dividends.........................................................        (0.04)                (0.06)
                                                                                         ------               -------
Net income (loss) per diluted share of common stock...............................       $ 0.03               $ (0.15)
                                                                                         ------               -------
                                                                                         ------               -------


6.   EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three and six months ended June 30,1999 and 1998 was as follows:


                                                                Three Months ended June 30,
                                              ---------------------------------------------------------------
                                                          1999                              1998
                                              ------------------------------    -----------------------------
                                                Net                Per share     Net                Per share
                                              Income    Shares      Amount      Income    Shares     Amount
                                              ------    ------     ---------    ------    ------    ---------

                                                         (in thousands, except per share amounts)
Income attributable to common
    stock before extraordinary gain            $1,862                            $  421
Less:  preferred stock dividends..               (402)                                -
                                               ------                            ------
Basic earnings per common share
    before extraordinary gain.....              1,460    14,117    $  0.10          421    8,562   $  0.05
                                                                   -------                          -------
                                                                   -------                          -------
Dilutive impact of stock options,
    warrants and grants.............               -      3,378                       -       47
Assumed conversion of convertible
    seller note........................          160      2,667                       -
Assumed conversion of preferred  stock           402      6,783                       -
                                              ------      -----                  ------    -----
Diluted earnings per common share
    before extraordinary gain.....            $2,022     26,945    $  0.07       $  421    8,609   $  0.05
                                              ------     ------    -------       ------    -----   -------
                                              ------     ------    -------       ------    -----   -------

                     POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)
6.   Earnings Per Share (continued)

                                                                          Six Months ended June 30,
                                                ----------------------------------------------------------------------
                                                                 1999                                  1998
                                                                ------                                ------
                                                  Net                 Per Share       Net                    Per share
                                                 Income     Shares      Amount       Income    Shares         Amount
                                                 ------     ------    ---------      ------    ------        ---------
                                                                 (in thousands, except per share amounts)
Income attributable to common
  stock before extraordinary gain.....          $1,279                               $  468
Less:  preferred stock dividends......            (804)                                (172)
                                                ------                               ------
Basic earnings per common share before
  extraordinary gain..................          $  475      14,117    $  0.09        $  296     8,562     $  0.03
                                                                      -------        ------               --------
                                                                      -------        ------               --------
Dilutive impact of stock options,
  warrants and grants.................               -       3,409                        -        24
                                                ------     -------    -------        ------    ------      -------
Diluted earnings per common share
  before extraordinary gain...........          $  475     $17,526    $  0.03        $  296    $8,586      $  0.03
                                                ------     -------    -------        ------    ------      -------
                                                ------     -------    -------        ------    ------      -------

For the six months ended June 30, 1999, the effect of assuming conversion of convertible debt and preferred stock is antidilutive and therefore, have not been considered in determining the diluted earnings per common share.

7.   Comprehensive Income

     The components of comprehensive income for the three and six months ended June 30, 1999 and 1998 were as follows:

                                                          Three Months ended June 30,              Six Months ended June 30,
                                                          ---------------------------            --------------------------
                                                          1999                1998               1999                 1998
                                                         ------              ------             ------               ------
                                                               (in thousands)                          (in thousands)
      Net income...............................            $1,862               $857            $  1,279             $  904
      Foreign currency translation adjustment..               489                 -                1,731                  -
                                                           ------               ----             -------             ------
         Comprehensive income..................            $2,351               $857             $ 3,010             $  904
                                                           ------               ----             -------             ------
                                                           ------               ----             -------             ------



8.   SEGMENT REPORTING

     PolyVision currently conducts business in three industry segments: visual display surfaces and casework through Greensteel, menuboard display systems through Posterloid, and ceramicsteel surfaces through Alliance. Alliance includes the operations of Alliance America and Alliance Europe. The accounting policies of the segments are the same as described in the summary of significant accounting policies included in the footnotes of PolyVision's Transition Report on Form 10-K for the eight months ended December 31, 1998. PolyVision evaluates segment performance based on income from operations. Sales for each segment are based on the location of the third-party customer. All significant intercompany transactions between segments have been eliminated. PolyVision's selling, general and administrative expenses are charged to each segment based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment.

                     POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

8.   SEGMENT REPORTING (CONTINUED)

     The following provides information about each business segment for the three and six months ended June 30, 1999 and June 30, 1998:

                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                        --------------------------------     -----------------------------
                                                            1999              1998              1999             1998
                                                        --------------    --------------     ------------    -------------
                                                                (in thousands)                      (in thousands)
Net sales:
   Greensteel....................................             $8,466            $7,912          $15,199          $14,578
   Posterloid....................................              1,964             1,764            3,798            3,466
   Alliance......................................             16,386                 -           30,107                -
                                                            --------           -------         --------        ---------
                                                             $26,816            $9,676          $49,104          $18,044
Depreciation and amortization expense:
   Greensteel....................................              $  45              $ 57            $  96            $ 111
   Posterloid....................................                 59                54              117              107
   Alliance......................................                826                 -            1,858                -
                                                            --------           -------         --------        ---------
                                                               $ 930             $ 111           $2,071            $ 218
                                                            --------           -------         --------        ---------
                                                            --------           -------         --------        ---------
Operating income:
   Greensteel....................................              $ 799             $ 384            $ 991            $ 495
   Posterloid....................................                189               166              386              297
   Alliance......................................              3,450                 -            4,696                -
   Corporate and other...........................                (3)               (9)              (5)                2
                                                            --------           -------         --------        ---------
                                                              $4,435             $ 541           $6,068            $ 794
                                                            --------           -------         --------        ---------
                                                            --------           -------         --------        ---------


9.   SUBSEQUENT EVENT

     On May 18, 1999, PolyVision announced its intention to acquire 100% of the outstanding common stock of A. Lawer Corporation (doing business as the Nelson-Adams Company) for $30.0 million in a combination of cash and preferred stock. The acquisition will be accounted for using the purchase method. The purchase price will be allocated based upon the estimated fair values of assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired will be amortized on a straight-line basis over 40 years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     PolyVision, though its wholly-owned subsidiaries, Greensteel and Posterloid, operates in three industry segments: Greensteel, Alliance (acquired in November 1998) and Posterloid. Greensteel manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces (such as porcelain chalkboards and markerboards), custom cabinets and workstation and conference center casework primarily to schools and offices. Alliance manufactures continuous coil ceramicsteel (a high grade, fused, ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction products, such as tunnel and people-moving systems. Alliance also produces proprietary projection screen surfaces, screen printed and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. Posterloid manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

     The following comparative table summarizes, for the periods presented, sales and operating income data for PolyVision on a segment basis. Such segment data is presented on a historical reporting basis for the three and six months ended June 30, 1999 and 1998.


                                                  (Unaudited)                       (Unaudited)
                                              Three Months ended                  Six Months ended
                                                   June 30,                           June 30,
                                              ------------------                  ----------------
                                              1999            1998            1999               1998
                                             ------          ------          ------             ------
                                                 (unaudited and in thousands, except percentages)
Net sales:
     Greensteel....................        $ 8,466         $ 7,912          $15,199             $14,578
     Posterloid....................          1,964           1,764            3,798               3,466
     Alliance......................         16,386               -           30,107                   -
                                           -------         -------          -------              ------
                                           $26,816         $ 9,676          $49,104             $18,044
                                           -------         -------          -------              ------
                                           -------         -------          -------              ------
Gross profit.......................        $ 9,906         $ 2,767          $17,129             $ 5,322
                                           -------         -------          -------              ------
                                           -------         -------          -------              ------
Gross margin.......................           36.9%           28.6%            34.9%               29.5%

Selling, general and administrative
    expenses.......................        $ 5,062         $ 2,191          $10,229             $ 4,457
                                           -------         -------          -------              ------
                                           -------         -------          -------              ------
Amortization of goodwill...........        $   409         $    35          $   832             $    71
                                           -------         -------          -------              ------
                                           -------         -------          -------              ------
Operating income (loss):
     Greensteel....................        $   799         $   384          $   991              $  495
     Posterloid....................            189             166              386                 297
     Alliance......................          3,450               -            4,696                   -
     Corporate.....................             (3)             (9)              (5)                  2
                                         -------------   -----------     -------------     ------------
                                           $ 4,435         $   541          $ 6,068              $  794
                                           -------         -------          -------              ------
                                           -------         -------          -------              ------

RESULTS OF OPERATIONS

     Net sales for the quarter ended June 30, 1999 totaled $26.8 million, representing an increase of $17.1 million, or 177.1%, over net sales of $9.7 million for the quarter ended June 30, 1998. Net sales for the six months ended June 30, 1999 totaled $49.1 million, representing an increase of $31.1 million, or 172.1%, over net sales of $18.0 million for the six months ended June 30, 1998. The increase in net sales for the quarter and six months resulted primarily from the contribution of $16.4 million and $30.1 million, respectively, in net sales from the acquired operations of Alliance. In addition, net sales for the quarter and six months of Greensteel increased by $0.6 million in both periods, and Posterloid's net sales increased $0.2 million and $0.3 million, respectively. The increase in Greensteel's net sales reflects continuing strong demand in the educational visual display market, along with PolyVision's improved distribution strategy. Posterloid's net sales increased as a result of increased business activity at Posterloid's traditional customer base.

     Gross profit for the quarter ended June 30, 1999 totaled $9.9 million, representing an increase of $7.1 million, or 258.0%, as compared to the same quarter in the prior year. For the six months ended June 30, 1999, gross profit was $17.1 million, representing an increase of $11.8 million, or 221.9%, as compared to the same quarter in the prior year. Gross margin for the quarter ended June 30, 1999 increased to 36.9% from 28.6% for the quarter ended June 30, 1998. Gross margin for the six months ended June 30, 1999 increased to 34.9% from 29.5% for the six months ended June 30, 1998. The increase in gross profit resulted primarily from the contribution of $6.8 million and $11.5 million for the quarter and six months ended June 30, 1999, respectively, in gross profit from Alliance and an incremental $0.4 million and $0.3 million for such quarter and six months, respectively, in gross profit contribution from Greensteel and Posterloid. The increase in gross margin resulted primarily from the inclusion of Alliance, which achieves higher margins in its product lines than Greensteel. For the quarter ended June 30, 1999, Greensteel's gross margin increased to 28.3% as compared to the prior year due primarily to product mix. PolyVision expects gross margins to continue to improve through the remainder of 1999 as the impact of improved cost-savings resulting from higher production volume combined with manufacturing cost reductions due to the closure of Greensteel's Alliance, Ohio facility and continuing focus on cost-reduction initiatives is reflected in operating results.

     Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 1999 totaled $5.1 million, representing an increase of $2.9 million, or 131.0%, as compared to the same period in the prior year. For the six months ended June 30, 1999, SG&A was $10.2 million, representing an increase of $5.8 million, or 129.5%, as compared to the same period in the prior fiscal year. The increase in SG&A for the quarter and six months resulted primarily from the inclusion of $2.9 million and $6.1 million, respectively, in SG&A from the acquired operations of Alliance, offset by a $0.1 million and $0.3 million decline in SG&A, respectively, at Greensteel and Posterloid. The SG&A reduction at Greensteel and Posterloid resulted primarily from administrative cost reductions resulting from the Alliance acquisition combined with reduced bad debt expenses and professional fees. PolyVision expects to achieve further consolidation savings in SG&A as a result of the Alliance acquisition during the remainder of 1999.

     Amortization expense increased to $0.4 million and $0.8 million during the quarter and six months ended June 30, 1999, respectively, as compared to $35,000 and $71,000, respectively, in the same periods in the prior year. The increase is due to the goodwill recorded as a result of the Alliance acquisition.

     As a result of the increase in net sales and gross margin offset by the increase in SG&A and goodwill amortization, operating income for the quarter and six months ended June 30, 1999 increased to $4.4 million and $6.1 million, respectively, as compared to $0.5 million and $0.8 million, respectively, for the comparable periods in the prior year.

     Net interest expense in the quarter ended June 30, 1999 increased to $2.1 million from $0.2 million in the same period in the prior year. For the six months ended June 30, 1999, interest expense was $4.2 million as compared to $0.5 million for the six months ended June 30, 1998. The increase is due principally to debt incurred in connection with the Alliance acquisition.

     Provision for income tax expense for the quarter and six months ended June 30, 1999 was $0.6 million and $0.8 million, respectively, compared to $15,000 for the comparable periods in the prior year. The increase in income tax expense reflects the impact of non-deductible goodwill amortization, as well as the inclusion of Alliance's European business which does not benefit from prior periods' operating losses incurred in the United States.

     Income before extraordinary gain for the quarter ended June 30, 1999 was $1.9 million ($0.09 per diluted share), as compared to $0.4 million ($0.05 per diluted share) for the comparable period in the prior year. For the six months ended June 30, 1999, income before extraordinary gain was $1.3 million ($0.07 per diluted share), as compared to $0.5 million ($0.06 per diluted share), for the comparable period in the prior year. The comparative increase in net income for the quarter and six months ended June 30, 1999 was due to the significant increase in operating income, offset by higher interest expense resulting from acquisition debt incurred in connection with the Alliance acquisition and higher incremental tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999, PolyVision generated $0.5 million in cash flow from operating activities consisting of $4.1 million in cash flow generated from operations (net income plus non-cash charges), reduced by $3.6 million in cash flow used for net working capital changes. Significant working capital changes included a $3.5 million increase in accounts receivable and a $1.0 million increase in inventories offset by a $1.2 million increase in accounts payable and accrued expenses. Cash used for investing activities amounted to $1.3 million and cash used for financing activities amounted to $0.4 million.

     PolyVision's senior credit facilities consist of (a) a revolving line of credit in the maximum principal amount of $15.0 million (of which $9.5 million is available in the United States and $5.5 million is available to PolyVision's European subsidiaries), (b) a Term Loan A in the aggregate principal amount of $25.0 million and (c) a Term Loan B in the principal amount of $20.0 million. Advances under the revolving line of credit will be available through November 20, 2004, and borrowings thereunder may not at any time exceed (1) for the United States borrowers, an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and
(2) for the European borrowers, the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until it attains prescribed financial ratio levels. At August 13, 1999, PolyVision had $13.6 in excess availability under its revolving line of credit.

     PolyVision's senior subordinated loan of $25.0 million bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears and matures on December 30, 2006. The senior subordinated loan is guaranteed by PolyVision's domestic subsidiaries. The loan agreement contains certain customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior credit facilities. The senior subordinated loan is junior in right of payment to the senior credit facilities, but senior in right of payment to the $8.0 million promissory note issued by PolyVision in connection with the Alliance acquisition.

     In conjunction with the borrowing of the senior subordinated loan, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision representing approximately 12.5% of its fully-diluted common stock.

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

     POLYVISION'S STATE OF READINESS

     The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The assessment phase is 80% complete and should be completed in October 1999 upon receipt of all remaining vendor and supplier Y2K readiness inquiries.

     Assessment of the Year 2000 compliance of third parties with whom PolyVision has material relationships is in process. PolyVision's material third-party relationships include the following:

     (a) Raw material vendors: PolyVision's raw material purchases are through third-party raw material vendors. Most mission critical raw material vendors have responded to PolyVision's Y2K readiness inquiry;

     (b) Equipment vendors: The response to the Y2K readiness inquiries from equipment vendors, which includes all embedded chip equipment, is 80% complete;

     (c) Service providers: The response to the Y2K readiness inquiries from third-party service providers, which include utilities, phone service and all facility related services, is 75% complete; and

     (d) Software vendors: PolyVision has upgraded most licensed software to the Y2K compliant version and is in the testing phase.

     The responses received, thus far, from PolyVision's third-party vendors and suppliers indicate compliance on or before October 1999.

     The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-complaint items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be completed in October 1999. Based on the findings of the planning and assessment phases completed to date, PolyVision does not believe independent verification and validation processes will be necessary.

     COSTS TO ADDRESS POLYVISION'S YEAR 2000 ISSUES

     The current estimate of the cost of remediation and equipment and software replacement is approximately $500,000 and is summarized below.

     PolyVision is installing a new computer system at its manufacturing facilities in France and Denmark. The cost of computer hardware/software for these locations will be approximately $250,000 and $80,000, respectively. PolyVision's computer system in Belgium is being upgraded to adequately handle the Y2K compliance issues, at an approximate cost of $150,000. Management believes its other computer systems are Y2K compliant.

     RISKS OF POLYVISION'S YEAR 2000 ISSUES AND POLYVISION'S CONTINGENCY PLANS

     A reasonable worst case Y2K scenario is not known at this time. This determination will be made after the receipt of the remaining material third-party questionnaires. However, the shipment of product to customers is expected to continue with minimal interruption and no material loss of revenues is anticipated. The Y2K project has had minimal impact on the schedule of other major IT projects.

     PolyVision continues to develop and monitor its contingency planning. Each manufacturing facility is incorporating Y2K into their existing contingency plans. This planning will ensure that: (i) adequate levels of inventory will be on hand to mitigate the impact of any potential short-term disruptions in production; (ii) adequate supply of raw materials will be available from alternate sources; and (iii) the necessary backup measures for computer processing are identified.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on PolyVision's expectations and are subject to a number of risks and uncertainties, certain of which are beyond PolyVision's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to PolyVision's history of operating losses and accumulated deficit; future capital requirements; competition, technical advances and seasonally; environmental matters; dependence on the construction market generally; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     PolyVision's exposure to market risk primarily relates to interest rates on long-term debt. For example, a one percent increase in interest rates affecting PolyVision's floating rate debt would increase the interest expense during the six months ended June 30, 1999 by approximately $215,000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a)   On May 18, 1999, PolyVision held its 1998 Annual Meeting of
          Shareholders.

     b)   Not applicable.

     c)   At the Annual Meeting, the following matters were voted upon:

        (i) Election of four Class I directors to the Board of Directors, each to hold office until year 2000 Annual Meeting and until his successor is elected and qualified.

     The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                                                       Withhold
               Name                             For                   Authority        Broker Non-Votes
               ----                             ---                   ---------        ----------------
         Ivan Berkowitz.............        8,200,044                      42,351                  0

         Michael H. Dunn............        8,200,024                      42,371                  0

         Stephen C. Knup............        8,200,044                      42,351                  0

         Bragi F. Schut.............        8,237,044                       5,351


        (ii) Approval of an amendment to PolyVision's Certificate of Incorporation increasing the number of authorized shares of common stock from 25,000,000 shares to 40,000,000 shares.

      FOR                   AGAINST              ABSTAIN
      ---                   -------              -------
    8,119,610               75,885               46,900

        (iii) Ratification of the adoption by the Board of Directors of PolyVision's 1999 Stock Option Plan.

      FOR                   AGAINST              ABSTAIN
      ---                   -------              -------
    8,072,360               88,670                81,365


        (iv) Authorization and approval of the issuance of warrants to purchase common stock, and the possible issuance of common stock underlying such warrants, which would represent 20% or more of the outstanding shares of PolyVision's common stock.

      FOR                   AGAINST               ABSTAIN
      ---                   -------               -------
    8,079,115              110,335                 52,945

        (v) Ratification of the selection of Arthur Andersen LLP as PolyVision's independent auditor.

      FOR                   AGAINST               ABSTAIN
      ---                   -------               -------
    8,169,683               23,979                 48,733

ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27.1 Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to e signed on its behalf by the undersigned thereunto duly authorized.



                                      POLYVISION CORPORATION



Date:    August 16, 1999              By: /s/ Gary L. Edwards
                                         -------------------------

                                          Gary L. Edwards
                                          Chief Financial Officer, Treasurer
                                          and Secretary (as both a duly
                                          authorized officer of the registrant
                                          and the principal financial officer
                                          or chief accounting officer of the
                                          registrant)