Form 10-Q
period 1999-09-30
POLYVISION CORP
filed 1999-11-15
CIK 835405

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                        OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     Commission file number
                 to                                           1-10555

                             POLYVISION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                NEW YORK                                      13-3482597
 ---------------------------------------               -----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     4888 SOUTH OLD PEACHTREE ROAD
           NORCROSS, GEORGIA                                     30071
   -------------------------------------               -----------------------
  (Address of principal executive offices)                     (Zip Code)

                                 (770) 447-5043
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  X    No
                                       -----    -----

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 11, 1999 was 14,120,525 shares.

===============================================================================

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

                     POLYVISION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                                       1999                  1998
                                                                                  ----------------    -------------------
                                                                                    (UNAUDITED)           (AUDITED)
                                  ASSETS
Current assets:
    Cash and cash equivalents............................................               $ 5,273                $ 4,841
    Accounts receivable, (less allowance for doubtful accounts of:
       September 1999, $2,747; December 1998, $2,519)....................                31,968                 17,883
    Inventories..........................................................                15,886                 13,084
    Costs and estimated earnings in excess of billings on
       uncompleted contracts.............................................                 2,171                    838
    Prepaid expenses and other current assets............................                 2,927                  2,474
                                                                                       --------               --------
        Total current assets.............................................                58,225                 39,120
    Property, plant and equipment, net...................................                17,515                 17,768
    Goodwill, (less accumulated amortization:September 1999, $3,096;
    December 1998, $1,793)...............................................                85,499                 61,402
    Other assets.........................................................                 4,099                  3,918
                                                                                       --------               --------
           Total assets..................................................              $165,338               $122,208
                                                                                       ========               ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings...............................................                  $  154                $  235
    Current maturities of long-term debt................................                   3,773                   363
    Accounts payable....................................................                  12,797                 7,223
    Accrued expenses....................................................                  15,792                12,283
    Billings in excess of costs and estimated
      earnings on uncompleted contracts.................................                   1,171                   503
                                                                                        --------              --------
        Total current liabilities.......................................                  33,687                20,607
    Long-term debt, less current maturities.............................                  91,047                74,511
    Other long-term liabilities.........................................                   7,667                 6,169
                                                                                        --------              --------
         Total liabilities..............................................                 132,401               101,287
                                                                                        --------              --------
Shareholders' equity:
    Series B preferred stock at liquidation value.......................                  12,848                12,848
    Series C preferred stock at liquidation value.......................                   7,000                 5,000
    Series D preferred stock at liquidation value.......................                   6,000                     -
    Common stock, $.001 par value; authorized 40,000,000 shares;
       14,120,750 shares and 14,092,750 shares issued at
       September 30, 1999 and December 31, 1998, respectively...........                      14                    14
    Additional paid-in capital..........................................                  70,778                70,750
    Retained deficit....................................................                 (65,161)              (67,783)
    Cumulative foreign currency translation adjustment..................                   1,458                    92
                                                                                        --------              --------
       Total shareholders' equity.......................................                  32,937                20,921
                                                                                        --------              --------
         Total liabilities and shareholders' equity.....................                $165,338              $122,208
                                                                                        ========              ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                      -------------------------------      -----------------------------
                                                            1999              1998              1999             1998
                                                      --------------    --------------     ------------    -------------
Net sales........................................           $ 36,432          $ 11,919         $ 85,536         $ 29,963
Cost of goods sold...............................             23,286             8,514           55,261           21,236
                                                      --------------    --------------     ------------    -------------
    Gross profit.................................             13,146             3,405           30,275            8,727
Selling, general and administrative..............              6,389             2,108           16,618            6,565
Amortization of goodwill.........................                555                36            1,387              107
                                                      --------------    --------------     ------------    -------------
    Operating income.............................              6,202             1,261           12,270            2,055
Interest expense.................................             (2,324)             (231)          (6,539)            (680)
Other income (expense), net......................                364               (80)             637               58
                                                      --------------    --------------     ------------    -------------
    Income before income taxes and
      extraordinary gain.........................              4,242               950            6,368            1,433
Provision for income taxes.......................             (1,612)                -           (2,459)             (15)
                                                      --------------    --------------     ------------    -------------
    Income before extraordinary gain.............              2,630               950            3,909            1,418
Extraordinary gain on early extinguishment
      of debt....................................                 -                 -                 -              436
                                                      --------------    --------------     ------------    -------------
    Net income ..................................              2,630               950            3,909            1,854
Preferred stock dividends........................               (483)                -           (1,287)            (172)
                                                      --------------    --------------     ------------    -------------
    Net income applicable to common stock........           $  2,147          $    950         $  2,622         $  1,682
                                                      ==============    ==============     ============    =============
Net income per share of common stock:
    Basic:
      Income before extraordinary gain...........           $   0.18           $  0.11         $   0.28         $   0.17
      Extraordinary gain on early extinguishment
        of debt..................................                  -                 -                -             0.05
      Preferred stock dividends..................              (0.03)                -            (0.09)           (0.02)
                                                      --------------    --------------     ------------    -------------
        Net income per basic share of common
          stock.................................            $   0.15           $  0.11         $   0.19         $   0.20
                                                      ==============    ==============     ============    =============
    Diluted:
      Income before extraordinary gain...........           $   0.12           $  0.11         $   0.22         $   0.16
      Extraordinary gain on early extinguishment
         of debt..................................                 -                 -                -             0.05
      Preferred stock dividends..................              (0.02)                -            (0.06)           (0.02)
                                                      --------------    --------------     ------------    -------------
        Net income per diluted share of common
           stock.................................           $   0.10           $  0.11         $   0.16         $   0.19
                                                      ==============    ==============     ============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                           SERIES B              SERIES C              SERIES D
                                        PREFERRED STOCK       PREFERRED STOCK      PREFERRED STOCK           COMMON STOCK
                                        ---------------       ---------------      ---------------        ----------------
                                        SHARES    AMOUNT     SHARES     AMOUNT     SHARES    AMOUNT       SHARES     AMOUNT
                                     --------------------  --------------------   ------------------   --------------------
Balance at December 31, 1998........    256,951   $12,848     100,000    $5,000                         14,092,750     $14

Exercise  of stock options..........                                                                        28,000
Net income..........................
Dividends on preferred stock........
Issuance of preferred stock
   in connection with acquisition (Note 4)                     40,000     2,000     120,000   $6,000
Foreign currency translation
  adjustment........................
                                      -----------  -------    -------   -------    --------   ------   -----------   ------
Balance at September 30, 1999             256,951  $12,848    140,000    $7,000     120,000   $6,000    14,120,750      $14
                                      ===========  =======    =======   =======    ========   ======   ===========   ======
                                                                    CUMULATIVE
                                      ADDITIONAL                FOREIGN CURRENCY
                                       PAID IN     RETAINED        TRANSLATION
                                       CAPITAL      DEFICIT         ADJUSTMENT         TOTAL
                                     -----------  ----------   ------------------    ---------
Balance at December 31, 1998........  $70,750     ($67,783)        $   92              $20,921

Exercise  of stock options..........       28                                               28
Net income..........................                 3,909                               3,909
Dividends on preferred stock........                (1,287)                             (1,287)
Issuance of preferred stock
   in connection with acquisition (Note 4)                                               8,000
Foreign currency translation
  adjustment........................                                1,366                1,366
                                      -------    ---------         ------              -------
Balance at September 30, 1999         $70,778    ($65,161)         $1,458              $32,937
                                      =======    =========         ======              =======


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                     1999                 1998
                                                                                ---------------      ---------------
       Cash flows from operating activities:
           Net income ..........................................................       $  3,909              $ 1,854
           Adjustments to reconcile net income to net cash
              provided by (used for) operations:
                Depreciation and amortization...................................          3,055                  328
                Amortization of deferred financing costs and accretion
                    of debt discount............................................          1,516                    -
                (Gain) loss on sale of property, plant and equipment............            (423)                 234
                Change in assets and liabilities, net of effects from
                acquisition:
                   Accounts receivable..........................................         (6,484)              (1,319)
                   Inventories..................................................             37                 (779)
                   Other current assets.........................................           (638)                (676)
                   Other assets.................................................             40                   19
                   Accounts payable and accrued expenses........................          3,377                 (618)
                   Other liabilities............................................            191                 (440)
                                                                                       --------              -------
       Cash provided by (used for) operating activities.........................          4,580               (1,397)
                                                                                       --------              -------

       Cash flows from investing activities:
           Capital expenditures.................................................         (1,528)                (127)
           Purchase of business, net of cash acquired...........................        (24,364)                   -
           Proceeds from sale of property, plant and equipment..................            945                    -
           Other................................................................              1                    -
                                                                                       --------              -------
       Cash used for investing activities.......................................        (24,946)                (127)
                                                                                       --------              -------

       Cash flows from financing activities:
           Repayments of long-term borrowings...................................         (2,600)                 (54)
           Long-term borrowings.................................................         22,000                    -
           (Repayments) borrowings under revolving credit facilities, net.......           (714)               1,397
           Proceeds from exercise of stock options..............................             28                    -
           Proceeds from issuance of preferred stock............................          2,000                    -
           Debt issuance cost...................................................           (608)                   -
           Advances from The Alpine Group, Inc. ................................              -                  201
                                                                                       --------              -------
       Cash provided by financing activities....................................         20,106                1,544
                                                                                       --------              -------

       Effect of exchange rate changes on cash and cash equivalents.............            692                    -
                                                                                       --------              -------
       Net increase in cash and cash equivalents................................            432                   20
       Cash and cash equivalents at beginning of period.........................          4,841                  283
                                                                                       --------              -------
       Cash and cash equivalents at end of period...............................       $  5,273              $   303
                                                                                       ========              =======


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                  ------------------------------------------
                                                                                           1999                   1998
                                                                                  ----------------------    ----------------
       Supplemental disclosures:
           Cash paid for interest ..............................................         $ 4,625                 $ 247
                                                                                         =======                 =====
           Cash paid for tax....................................................         $   257                 $   -
                                                                                         =======                 =====
       Acquisition of business:
           Assets, net of cash acquired.........................................         $31,084
           Liabilities assumed..................................................          (6,720)
                                                                                         -------
           Net cash paid........................................................         $24,364
                                                                                         =======
       Issuance of preferred stock for acquisition..............................
             Series C preferred stock...........................................         $ 2,000
                                                                                         =======
             Series D preferred stock...........................................         $ 6,000
                                                                                         =======


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                     POLYVISION CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of PolyVision Corporation and its majority-owned subsidiaries ("PolyVision" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

     Subsequent to the acquisition of Nelson Adams in August 1999 (See Note
4) the Company reorganized its operating units into three divisions, OEM (Original Equipment Manufacture), Public Sector, and Commercial. The OEM division, which includes the former operations of Alliance International Group Inc. ("Alliance"), acquired in November, 1998 (see Note 7 to the Company's Transitional Report on Form 10-K for the eight months ended December 31, 1998), manufactures continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnel and people-moving systems. The OEM division also produces proprietary projection screen surfaces, screen printed and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. The Public Sector division, which includes the former operations of Nelson Adams, acquired in August 1999, manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework and folding tables primarily to schools and offices. The Commercial division manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

2.       INVENTORIES

     The components of inventories at September 30, 1999 and December 31, 1998 were as follows:

                                          SEPTEMBER 30,       DECEMBER 31,
                                              1999                1998
                                          -------------      -------------
                                                   (in thousands)
Raw materials.........................       $  8,983            $  7,035
Work in process.......................          1,506                 476
Finished goods........................          5,397               5,573
                                             --------            --------
                                             $ 15,886            $ 13,084
                                             ========            ========


3.       CONTRACTS IN PROGRESS

     The status of contract costs on uncompleted construction contracts at September 30, 1999 was as follows:

                                        COSTS AND ESTIMATED     BILLINGS IN EXCESS OF
                                       EARNINGS IN EXCESS OF     COSTS AND ESTIMATED
                                              BILLINGS                 EARNINGS            TOTAL
                                       ---------------------    ----------------------   ---------
                                                                (in thousands)
Costs and estimated earnings......            $11,499                   $ 5,738           $17,237
Billings..........................              9,328                     6,909            16,237
                                              -------                   -------           -------
                                              $ 2,171                   $(1,171)          $ 1,000
                                              =======                   ========          =======

     The status of contract costs on uncompleted construction contracts at December 31, 1998 was as follows:

                                        COSTS AND ESTIMATED     BILLINGS IN EXCESS OF
                                       EARNINGS IN EXCESS OF     COSTS AND ESTIMATED
                                              BILLINGS                 EARNINGS            TOTAL
                                       ---------------------    ----------------------   ---------
                                                              (in thousands)
Costs and estimated earnings......           $ 5,022                   $ 2,473           $ 7,495
Billings..........................             4,184                     2,976             7,160
                                             -------                   -------           -------
                                             $   838                   $  (503)          $   335
                                             =======                   =======           =======

         Accounts receivable at September 30, 1999 and December 31, 1998 included amounts billed but not yet paid by customers under retainage provisions of approximately $3.3 million and $1.1 million, respectively. Such amounts are generally due within one year.

4.       ACQUISITIONS

         NELSON-ADAMS COMPANY

                  In August 1999, PolyVison acquired all of the outstanding common stock of A. Lawer Corporation (doing business as Nelson-Adams Company) ("Nelson Adams") for approximately $30.4 million, including expenses. The consideration consisted of $24.4 million in cash and $6.0 million in shares of PolyVision's Series D convertible preferred stock ("Series D Preferred"). The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nelson Adams have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessment of the fair values of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

                  The cash portion of the acquisition was principally funded by a $22.0 million increase in PolyVision's senior secured credit facility (see note 9 to the Company's Transitional Report on Form 10-K for the eight months ended December 31, 1998) and $2.0 million in cash proceeds from the sale of shares of PolyVision's Series C convertible preferred stock ("Series C Preferred") to The Alpine Group, Inc.

         ALLIANCE INTERNATIONAL GROUP INC.

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

         PRO FORMA FINANCIAL DATA (UNAUDITED)

                  Unaudited condensed pro forma results of operations, which give effect to the Nelson Adams and Alliance acquisitions as if the purchases occurred on January 1, 1998, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                                   PRO FORMA
                                                                                     -------------------------------------
                                                                                            1999                 1998
                                                                                     ------------------      -------------
                                                                                     (in thousands, except per share data)
Net sales.........................................................................     $100,821               $97,516
Income from operations before income taxes and extraordinary gain ................        7,163                 3,946
Income from operations before extraordinary gain..................................        5,014                 2,762
Extraordinary gain on early extinguishment of debt................................            -                   436
Net income applicable to common stock.............................................        3,292                 1,326

Net income per diluted share of common stock:
    Income from operations .......................................................     $   0.24               $  0.20
    Extraordinary gain on early extinguishment of debt............................            -                  0.03
    Preferred stock dividends.....................................................        (0.06)                (0.13)
                                                                                       --------               --------
Net income per diluted share of common stock......................................     $   0.18               $  0.10
                                                                                       ========               ========

5.       RESTRUCTURING CHARGE

         During the eight months ended December 31, 1998, PolyVision recorded a nonrecurring restructuring charge of $500,000 related to the costs incurred in closing one of PolyVision's manufacturing facilities. This manufacturing facility was operated by PolyVision prior to the purchase of Alliance, after which the production was moved into an Alliance facility. The plan to close the PolyVision manufacturing facility was in place as of December 31, 1998, and production ceased February 1999. The activities performed by this facility will continue to be performed at the Alliance facility. PolyVision does not anticipate a decline in revenues or operating profit due to the closing of the facility.

         The $500,000 charge recorded in 1998 represented approximately $160,000 of employee severance and other employee termination costs, $150,000 of unsalable inventory which was disposed and $190,000 of facility costs, including utilities, maintenance, insurance and real estate taxes, incurred while PolyVision cleaned the facility and held it for sale. Of the 23 employees at the facility, 22 were terminated as a result of the closing. As of September 30, 1999, $500,000 of these costs were paid and charged against the liability, including payment of $130,000 of employee severance costs and disposal of approximately $150,000 of unsalable inventory during the year.

6.       SERIES D PREFERRED STOCK

         The Series D Preferred earns cumulative cash dividends at an annual rate of 8% and has priority as to dividends over the common stock. In the case of the voluntary or involuntary liquidation or dissolution of PolyVision, the holders of the Series D Preferred will be entitled to receive a liquidation price of $50.00 per share plus any accrued and unpaid dividends. Dividends are prohibited through July 2001 under the terms of PolyVision's senior subordinated credit facility and thereafter are restricted in amount and can only be paid if PolyVision is in compliance with specified financial ratios. These shares have no voting rights, except for certain significant business transactions of PolyVision, and have customary antidilution provisions for stock dividends, stock splits, share combinations, recapitalizations and other capital adjustments. The Series D Preferred rank senior to all other classes of stock, except for the Series B and Series C Preferred Stock.

         The Series D Preferred may be converted into 1,500,000 shares of common stock at any time at a conversion price of $4.00 per share.


7.       EARNINGS PER SHARE

The computation of basic and diluted earnings per share for the three and nine months ended September 30,1999 and 1998 was as follows:

                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------------------------------
                                                          1999                              1998
                                              --------------------------------  ------------------------------
                                                NET                  PER SHARE    NET                PER SHARE
                                              INCOME      SHARES       AMOUNT    INCOME     SHARES     AMOUNT
                                              ---------  --------    ---------   -------    -------  ---------
                                                          (in thousands, except per share amounts)
Income attributable to common
    stock before extraordinary gain.....       $2,630                            $  950
Less:  preferred stock dividends........         (483)                                -
                                               ------                            ------

Basic earnings per common share
    before extraordinary gain...........        2,147      14,118      $ 0.15        950     8,577     $ 0.11
                                                                       ======                          ======

Dilutive impact of stock options,
    warrants and grants.............                -       3,305                      -        99
Assumed conversion of convertible
    seller note........................           160       2,667                      -         -
Assumed conversion of preferred stock..           483       8,033
                                               ------      ------                -------    -------

Diluted earnings per common share
    before extraordinary gain.....             $2,790      28,123      $ 0.10    $   950      8,676    $ 0.11
                                               ======      ======      ======    =======    =======    ======

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                              ----------------------------------------------------------------
                                                          1999                              1998
                                              --------------------------------  ------------------------------
                                                NET                  PER SHARE    NET                PER SHARE
                                              INCOME      SHARES       AMOUNT    INCOME     SHARES     AMOUNT
                                              ---------  --------    ---------   -------    -------  ---------
                                                          (in thousands, except per share amounts)
Income attributable to common stock
   before extraordinary gain..........        $  3,909                           $ 1,418
Less:  preferred stock dividends......          (1,287)                             (172)
                                               -------                           -------

Basic earnings per common share before
   extraordinary gain.................         $ 2,622     14,118      $ 0.19    $ 1,246      8,567    $ 0.15
                                                                       ======    =======               ======

Dilutive impact of stock options, warrants
   and grants.........................                      3,337                                63

Assumed conversion of convertible seller
   note..............................              360      2,667

Assumed conversion of preferred stock              576      2,688                     -
                                               -------     ------      ------    -------     ------    ------

Diluted earnings per common share before
   extraordinary gain.................         $ 3,558     22,810      $ 0.16    $ 1,246      8,630    $ 0.14
                                               =======     ======      ======    =======     ======    ======

8.       COMPREHENSIVE INCOME

         The components of comprehensive income for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                                      THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------         -------------------------------
                                                          1999                1998               1999                 1998
                                                      --------------    --------------         -----------         -----------
                                                               (in thousands)                          (in thousands)
      Net income...............................            $2,630             $  950            $  3,909               $   1,854
      Foreign currency translation adjustment..              (365)                 -               1,366                       -
                                                           -------            ------            --------               ---------
         Comprehensive income..................            $2,265             $  950            $  5,275               $   1,854
                                                           =======            ======            ========               =========

9.       DIVISIONAL REPORTING

         The company currently conducts business through three operating divisions: OEM, Commercial and Public Sector Group. The accounting policies of the divisions are the same as described in the summary of significant accounting policies included in the footnotes of PolyVision's Transitional Report on Form 10-K for the eight months ended December 31, 1998. PolyVision evaluates divisional performance based on income from operations. Sales for each division are based on the location of the third-party customer. All significant intercompany transactions between divisions have been eliminated. PolyVision's selling, general and administrative expenses are charged to each division based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment.

       The following provides information about each operating division for the three and nine months ended September 30, 1999 and 1998:

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                        --------------------------------     -----------------------------
                                                            1999              1998              1999             1998
                                                        --------------    --------------     ------------    -------------
                                                                (in thousands)                      (in thousands)
Net sales:
   OEM Group.....................................           $ 12,151      $          -        $ 36,298          $      -
   Commercial Group..............................              1,956             1,750           5,754             5,216
   Public Sector Group...........................             22,325            10,169          43,484            24,747
                                                            --------      ------------        --------          --------
                                                            $ 36,432      $     11,919        $ 85,536          $ 29,963
                                                            ========      ============        ========          ========
Depreciation and amortization expense:
   OEM Group.....................................           $    709      $          -        $  2,418          $      -
   Commercial Group..............................                 61                55             177               162
   Public Sector Group...........................                237                55             460               166
                                                            --------      ------------        --------          --------
                                                            $  1,007      $        110        $  3,055          $    328
                                                            ========      ============        ========          ========
Operating income:
   OEM Group.....................................           $  2,720      $          -        $  7,251          $      -
   Commercial Group..............................                206               187             592               484
   Public Sector Group...........................              3,330             1,091           4,486             1,586
   Corporate and other...........................                (54)              (17)            (59)              (15)
                                                            --------      ------------        --------          --------
                                                             $ 6,202           $ 1,261        $ 12,270          $  2,055
                                                            ========      ============        ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Subsequent to the acquisition of Nelson Adams in August 1999 (See
Note 4 to the accompanying condensed consolidated financial statements) the Company reorganized its operating units into three divisions, OEM (Original Equipment Manufacture), Public Sector, and Commercial. The OEM division, which includes the former operations of Alliance International Group Inc. ("Alliance"), acquired in November 1998 (see Note 7 to the Company's Transitional Report on Form 10-K for the eight months ended December 31,
1998), manufactures continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnel and people-moving systems. The OEM division also produces proprietary projection screen surfaces, screen-printed and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. The Public Sector division, which includes the former operations of Nelson Adams, acquired in August 1999, manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework, and folding tables primarily to schools and offices. The Commercial division manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

         The following comparative table summarizes, for the periods presented, sales and operating income data for PolyVision on a divisional basis. Such segment data is presented on an historical reporting basis for the three and nine months ended September 30, 1999 and 1998.

                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                             ---------------------            -----------------------
                                              1999            1998            1999               1998
                                             -------      ----------        --------            ------
                                                  (unaudited and in thousands, except percentages)
Net sales:
     OEM Group.....................       $ 12,151       $        -         $  36,298         $       -
     Commercial Group..............          1,956            1,750             5,754             5,216
     Public Sector.................         22,325           10,169            43,484            24,747
                                          --------       ----------         ---------         ---------
                                          $ 36,432       $   11,919         $  85,536         $  29,963
                                          ========       ==========         =========         =========

Gross profit.......................       $ 13,146       $    3,405         $  30,275         $   8,727
                                          ========       ==========         =========         =========


Gross margin.......................           36.1%            28.6%             35.4%             29.1%

Selling, general and administrative
    expenses.......................       $  6,389       $    2,108         $  16,618         $   6,565
                                          ========       ==========         =========         =========

Amortization of goodwill...........       $    555       $       36         $   1,387         $     107
                                          ========       ==========         =========         =========

Operating income (loss):
     OEM Group                            $  2,720       $        -         $   7,251         $       -
     Commercial Group..............            206              187               592               484
     Public Sector.................          3,330            1,091             4,486             1,586
     Corporate.....................            (54)             (17)              (59)              (15)
                                         ---------       ----------         ---------         ---------
                                         $   6,202       $    1,261         $  12,270         $   2,055
                                         =========       ==========         =========         =========

RESULTS OF OPERATIONS

         Net sales for the quarter ended September 30, 1999 totaled $36.4 million, representing an increase of $24.5 million, or 205.7%, over net sales of $11.9 million for the quarter ended September 30, 1998. Net sales for the nine months ended September 30, 1999 totaled $85.5 million, representing an increase of $55.6 million, or 185.5%, over net sales of $30.0 million for the nine months ended September 30, 1998. The increase in net sales for the quarter and nine months resulted primarily from the contribution of $24.6 million and $54.7 million, respectively, in net sales from the acquired operations of Alliance and Nelson Adams, respectively. OEM sales of $12.2 million and $36.3 million for the quarter and nine months ended September 30, 1999, respectively, represent sales of manufactured continuous coil ceramicsteel products from the acquired manufacturing operations of Alliance. Public Sector sales of $22.3 million and $43.5 million for the quarter and nine months ended September 1999, respectively, represent an increase of $12.2 million and $18.8 million over sales of $10.2 million and $24.7 million for the quarter and nine months ended September 30, 1998. The increase is due to the inclusion of $12.1 million and $18.4 million in sales contributed by the acquired operations of Alliance and Nelson Adams in the quarter and nine months ended September 30, 1999, respectively. Commercial sales of $2.0 million and $5.8 million for the quarter and nine months ended September 30, 1999, respectively, represent an increase of $0.2 million and $0.5 million over sales of $1.8 million and $5.2 million for the quarter and nine months ended September 30, 1998, respectively.

         Gross profit for the quarter ended September 30, 1999 totaled $13.1 million, representing an increase of $9.7 million, or 286.1%, as compared to the same quarter in the prior year. For the nine months ended September 30, 1999, gross profit was $30.3 million, representing an increase of $21.5 million, or 246.9%, as compared to the same quarter in the prior year. Gross margin for the quarter ended September 30, 1999 increased to 36.1% from 28.6% for the quarter ended September 30, 1998. Gross margin for the nine months ended September 30, 1999 increased to 35.4% from 29.1% for the nine months ended September 30, 1998. The increase in gross profit resulted primarily from the contribution of $9.7 million and $21.5 million for the quarter and nine months ended September 30, 1999, respectively, in gross profit from Alliance and Nelson Adams. The increase in gross margin resulted primarily from the inclusion of higher margin product lines from both Alliance and Nelson Adams. Gross profit and gross margin are expected to show continued improvement on a comparative basis due to the impact of the Alliance and Nelson Adams acquisitions, improved cost savings resulting from higher production volumes and manufacturing cost reduction resulting from the closure of Greensteel's, Alliance, Ohio facility and Riverside, California facility combined with a continuing focus on cost reduction initiatives as reflected in the operating results.

         Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 1999 totaled $6.4 million, representing an increase of $4.3 million, or 203.1%, as compared to the same period in the prior year. For the nine months ended September 30, 1999, SG&A was $16.6 million, representing an increase of $10.1 million, or 153.9%, as compared to the same period in the prior fiscal year. The increase in SG&A for the quarter and nine months resulted primarily from the inclusion of $4.0 million and $10.1 million, respectively, in SG&A from the acquired operations of Alliance and Nelson Adams, offset by a $0.1 million and $0.4 million decline in SG&A, respectively, at the Company's existing facilities. The Company expects to achieve a significant reduction in SG&A from the integration of the Nelson Adams acquisition and continues to focus on achieving consolidation synergies resulting from the Alliance acquisition and improved cost controls.

         Amortization expense increased to $0.6 million and $1.4 million during the quarter and nine months ended September 30, 1999, respectively, as compared to $36,000 and $0.1million, respectively, in the same periods in the prior year. The increase is due to the goodwill recorded as a result of the Alliance and Nelson Adams acquisitions.

         As a result of the increase in net sales and gross margin offset by the increase in SG&A and goodwill amortization, operating income for the quarter and nine months ended September 30, 1999 increased to $6.2 million and $12.3 million, respectively, as compared to $1.3 million and $2.1 million, respectively, for the comparable periods in the prior year.

         Interest expense in the quarter ended September 30, 1999 increased to $2.3 million from $0.2 million in the same period in the prior year. For the nine months ended September 30, 1999, interest expense was $6.5 million as compared to $0.7 million for the comparable period in the prior year. The increase is due principally to debt incurred in connection with the Alliance and Nelson Adams acquisitions.

         Provision for income taxes for the quarter and nine months ended September 30, 1999 was $1.6 million and $2.5 million, respectively, compared to $0 and $15,000 for the comparable periods in the prior year. The increase in income tax expense reflects the impact of non-deductible goodwill amortization, as well as the inclusion of Alliance's European business which does not benefit from prior periods' operating losses incurred in the United States.

         Net income for the quarter ended September 30, 1999 was $2.6 million ($0.12 per diluted share), as compared to $1.0 million ($0.11 per diluted share) for the comparable period in the prior year. For the nine months ended September 30, 1999, net income was $3.9 million ($0.22 per diluted share), as compared income before extraordinary gain of $1.4 million ($0.16 per diluted share), for the comparable period in the prior year. The comparative increase in net income for the quarter and nine months ended September 30, 1999 was due to the significant increase in operating income, offset by higher interest expense resulting from acquisition debt incurred in connection with the Alliance and Nelson Adams acquisitions and higher incremental tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1999, PolyVision generated $4.6 million in cash flow from operating activities consisting of $8.1 million in cash flow generated from operations (net income plus non-cash charges), reduced by $3.5 million in cash flow used for net working capital changes. Significant working capital changes included a $6.5 million increase in accounts receivable offset by a $3.4 million increase in accounts payable and accrued expenses. Cash used for investing activities amounted to $24.9 million consisting principally of $24.4 million in cash paid for the acquisition of Nelson Adams and $1.5 million in capital expenditures offset by cash received from the sale of property, plant and equipment. Cash used for financing activities amounted to $20.1 million consisting principally of $22.0 million in borrowings on PolyVision's senior secured credit facility and $2.0 million in proceeds from issuance of PolyVision's Series C Preferred Stock, the proceeds of which were used to fund the acquisition of Nelson Adams offset by net debt repayments of $3.3 million.

         PolyVision's senior credit facilities consist of (a) a revolving line of credit in the maximum principal amount of $15.0 million (of which $9.5 million is available in the United States and $5.5 million is available to PolyVision's European subsidiaries), (b) a Term Loan A in the aggregate principal amount of $36.0 million and (c) a Term Loan B in the principal amount of $31.0 million. Advances under the revolving line of credit will be available through November 20, 2004, and borrowings thereunder may not at any time exceed
(1) for the United States borrowers, an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (2) for the European borrowers, the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until it attains prescribed financial ratio levels. At November 13, 1999, PolyVision had $14.0 million in excess availability under its revolving line of credit.

         PolyVision's senior subordinated loan of $25.0 million bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears and matures on December 30, 2006. The senior subordinated note is guaranteed by PolyVision's domestic subsidiaries. The note agreement contains certain customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior credit facilities. The senior subordinated note is junior in right of payment to the senior credit facilities, but senior in right of payment to the $8.0 million promissory note issued by PolyVision in connection with the Alliance acquisition. In conjunction with the borrowing of the senior subordinated note, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision, representing approximately
12.5% of its fully-diluted common stock.

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

         POLYVISION'S STATE OF READINESS

         The Year 2000 project plan, including assessment, improvement, testing and implementation, has been established. The assessment phase is 80% complete and should be completed in December 1999 upon receipt of all remaining vendor and supplier Y2K readiness inquiries.

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

        (b) Equipment vendors: The response to the Y2K readiness inquiries from equipment vendors, which includes all embedded chip equipment, is 100% complete;

        (c) Service providers: The response to the Y2K readiness inquiries from third-party service providers, which include utilities, phone service and all facility related services, is 85% complete; and

        (d) Software vendors: PolyVision has upgraded most licensed software to the Y2K compliant version and is in the testing phase.

         The responses received, thus far, from PolyVision's third-party vendors and suppliers indicate compliance on or before December 1999.

         The preliminary assessment of internal IT and non-IT systems has been completed. Internal non-complaint items have been identified and prioritization of internal non-compliant items is in process. A system for tracking remediation has been established and non-compliant items identified are expected to be completed in December 1999. Based on the findings of the planning and assessment phases completed to date, PolyVision does not believe independent verification and validation processes will be necessary.

         COSTS TO ADDRESS POLYVISION'S YEAR 2000 ISSUES

         The current estimate of the cost of remediation and equipment and software replacement is approximately $500,000 and is summarized below.

         PolyVision has installed a new computer system at its manufacturing facilities in France and Denmark. The cost of computer hardware/software for these locations will be approximately $250,000 and $80,000, respectively. PolyVision's computer system in Belgium has been upgraded to adequately handle the Y2K compliance issues, at an approximate cost of $150,000. Management believes its other computer systems are Y2K compliant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         PolyVision's exposure to market risk primarily relates to interest rates on long-term debt. For example, a one percent increase in interest rates affecting PolyVision's floating rate debt would increase the interest expense during the nine months ended September 30, 1999 by approximately $443,000.

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

                  Not applicable

ITEM 5.  OTHER INFORMATION

                  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           27.1 Financial Data Schedule

                  (b)      Reports on Form 8-K

                           Current Report on Form 8-K, dated August 19, 1999, reporting the acquisition of A. Lawer Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              POLYVISION CORPORATION



Date: November 15, 1999       By: /s/ GARY L. EDWARDS
                                  -----------------------------------
                                  Gary L. Edwards
                                  Chief Financial Officer, Treasurer and
                                  Secretary (as both a duly authorized
                                  officer of the registrant and the
                                  principal financial officer or chief
                                  accounting officer of the registrant)