Form 10-K405
period 1999-12-31
POLYVISION CORP
filed 2000-03-30
CIK 835405

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999  COMMISSION FILE NUMBER: 1-10555

                            ------------------------

                             POLYVISION CORPORATION
             (Exact name of registrant as specified in its charter)

                     NEW YORK                                           13-3482597
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

          4888 SOUTH OLD PEACHTREE ROAD
                NORCROSS, GEORGIA                                         30071
     (Address of principal executive offices)                           (Zip Code)

                            ------------------------

       Registrant's telephone number, including area code: (770) 447-5043

          Securities registered pursuant to Section 12(b) of the Act:

                            ------------------------

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
             Common Stock, par value                             American Stock Exchange
                 $.001 per share

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the common equity held by non-affiliates of the Registrant was $23,310,000 as of March 21, 2000.

    The number of shares outstanding of the Registrant's common equity as of March 21, 2000 was 14,163,527 shares.
                            ------------------------

    THE FOLLOWING DOCUMENT IS INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K:

    Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 1999 annual meeting of shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    PolyVision Corporation (together with its subsidiaries, unless the content otherwise requires, the "Company" or "PolyVision") is a leading manufacturer, distributor and installer of fabricated visual communication and allied products (such as whiteboards and chalkboards) to the educational products market in North America and the leading manufacturer of light-gauge porcelain enamelized steel ("Ceramicsteel") in the world. PolyVision operates through its three operating groups--OEM (original equipment manufacture) Group, Public Sector Group and Commercial Group.

    - The OEM Group manufactures continuous coil Ceramicsteel (a high-grade, fused ceramic surface on light-gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as in construction projects, for applications such as, automotive tunnels, airports and rail systems. The OEM Group also produces proprietary projection screen surfaces, as well as screen and non-screen printed Ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage.

    - The Public Sector Group manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstation and conference center casework, covered walkways, and folding tables primarily for schools and offices.

    - The Commercial Group manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

ORGANIZATIONAL HISTORY

    PolyVision traces its roots back to 1954 when it began manufacturing "Greensteel" brand chalkboards and until recently was known by its former corporate name Information Display Technology, Inc. ("IDT"). In 1992, the Company's then parent, Adience, Inc. ("Adience"), listed IDT on the American Stock Exchange in a transaction resulting in approximately 19% of the Company's outstanding shares being held by the public. Greensteel (now included in the Public Sector Group) manufactured Ceramicsteel in sheet form and fabricated custom designed visual display surfaces and custom casework. In December 1994, Adience was acquired by The Alpine Group, Inc. ("Alpine") and, in May 1995, Alpine caused two of its subsidiaries, Posterloid Corporation ("Posterloid") and Alpine PolyVision, Inc. ("APV") to be merged with and into separate wholly-owned subsidiaries of IDT (the "Merger"). Concurrently with the Merger, IDT's name was changed to PolyVision Corporation.

    Subsequent to the Merger, Alpine, whose direct ownership had increased to approximately 90% as a result of the Merger, distributed approximately 73% of the Company's outstanding shares to its stockholders as a one-time dividend, retaining an approximately 17% interest in PolyVision. In 1998, pursuant to an exchange transaction, Alpine and another preferred shareholder exchanged
$25.7 million in preferred stock and indebtedness of $7.4 million (see Note 9 to the accompanying consolidated financial statements) for approximately
5.3 million shares of common stock and approximately $12.4 million in a new series of preferred stock of the Company. As a result, Alpine's direct ownership in PolyVision increased to 48%.

    In April 1997, the Company discontinued its research and development efforts relating to a proprietary flat panel display technology being conducted through its APV subsidiary. The technology is now being marketed through third-party licensing agreements. As a result of this decision, the Company incurred a restructuring charge of $0.7 million in fiscal 1997.

RECENT GROWTH

    During fiscal 1998, the Company began a process of consolidating the North American manufacturing, fabrication and distribution of light-gauge porcelain enamelized steel products. These products are used primarily in whiteboards and chalkboards and sold to the educational products market. As a result of this strategy, the Company has grown significantly over the past two years with revenues increasing from $32.2 million in fiscal 1997 to a pro forma
$141.6 million in fiscal 1999. The Company's acquisitions have included the following:

    a.  In November 1998, the Company acquired Alliance International
       Group, Inc. ("Alliance") for approximately $75.0 million (the "Alliance Acquisition"). Alliance manufactures porcelain ceramic steel in a continuous coil form at its plants in Oklahoma and Genk, Belgium. Alliance is the largest manufacturer of light-gauge ceramic steel in the world. Alliance is now included in the OEM Group.

    b. In August 1999, the Company acquired The Nelson Adams Company ("Nelson Adams") from A. Lawer Corporation for approximately $30.0 million (the "Nelson Adams Acquisition"). Nelson Adams is a leading designer and supplier of visual display and related products, primarily for the educational and office products market. Nelson Adams maintains design and production facilities in Corona, California; Clymer, Pennsylvania; and Pompano Beach, Florida. Nelson Adams has been combined with the Company's Greensteel operation and now conducts business as Nelson Adams/GSI in the Public Sector Group.

    c. In January 2000, the Company completed the acquisitions of Peninsular Slate Company ("Peninsular Slate") and American Chalkboard Company, L.L.C. ("American Chalkboard") for approximately $10.0 million. Both Peninsular Slate and American Chalkboard are regional fabricators of visual display products, primarily to the educational products market. Both Peninsular Slate and American Chalkboard have been combined with
       Nelson Adams/GSI and included in the Public Sector Group.   These
       acquisitions have resulted in the Public Sector Group having a presence in every major geographical market in the United States.

                              BUSINESS OPERATIONS

    The following table sets forth unaudited dollar amounts and percentages of sales of each of the Company's major business lines on an historic basis for the calendar years ended December 31, 1997 and 1998 and on a pro forma basis for the year ended December 31, 1999, assuming that the acquisitions of Nelson Adams, Peninsular Slate and American Chalkboard were completed on January 1, 1999:

                                                         ACTUAL                ACTUAL               PRO FORMA
                                                          1997                  1998                  1999
                                                   -------------------   -------------------   -------------------
                                                    SALES        %        SALES        %        SALES        %
                                                   --------   --------   --------   --------   --------   --------
                                                                            (IN MILLIONS)
OEM Group........................................   $  --         --      $ 6.6       14.6      $ 41.9      29.6
Public Sector Group..............................    26.6       82.6       29.9       66.2        92.1      65.0
Commercial Group.................................     5.6       17.4        8.7       19.2         7.6       5.4
                                                    -----      -----      -----      -----      ------     -----
                                                    $32.2      100.0      $45.2      100.0      $141.6     100.0
                                                    =====      =====      =====      =====      ======     =====

    For more detailed financial information relating to the Company's business segments, see Item 7--"Management's Discussion and Analysis of Financial Consolidation and Results of Operations" and Note 20 to the accompanying consolidated financial statements.

THE OEM GROUP

    The OEM Group provides porcelain ceramic in continuous coil or sheet form to original equipment manufacturers from its Alliance America and Alliance Europe manufacturing operations.

PRODUCTS

    The OEM Group manufactures continuous coil, light-gauge Ceramicsteel for a wide range of market applications, including visual communication products, transportation/infrastructure and industrial markets. The OEM Group's Ceramicsteel combines the strength of steel with the unique properties of ceramic, utilizing proprietary processes. Certain characteristics of Ceramicsteel that management believes distinguishes it from other types of durable surfaces are longevity, ease of maintenance, non-toxicity and resistance to harsh environments.

    The OEM Group's Ceramicsteel coils and sheets, which are available in a variety of surface finishes, treatments and colors, are used primarily as writing surfaces for markerboards and chalkboards, and as surfaces for projection screens. The OEM Group also manufactures non-standard, high performance, application-specific Ceramicsteel coils and sheets with distinctive graphics, such as calendars, maps, artwork and signage.

    The OEM Group's Ceramicsteel surfaces are particularly well-suited for interior and exterior surfaces of tunnel systems, subways, airports, bus terminals and train stations. They are frequently chosen substitutes for ceramic tile, glazed block and painted aluminum, because of their longevity, non-toxicity, fire-resistance, aesthetic potential, surface uniformity and relative ease of installation and maintenance. In addition, the group's Ceramicsteel surfaces have a variety of industrial applications, such as components in radiant heaters, and as surfaces for industrial graphic displays due to its ability to withstand high temperatures and high abuse environments.

SALES AND MARKETS

    The OEM Group's visual display products are sold in the United States, throughout Europe and to more than 40 countries worldwide. In the United States, the OEM Group uses its direct sales personnel to sell its products to fabricators and OEMs that produce and install visual communication products, such as markerboards, chalkboards and other allied products. These products are sold through a variety of distribution channels to a range of end users, particularly educational facilities and businesses. In late 1999, the OEM Group implemented a new long-term supply agreement program with its network of fabricators and OEMs around the United States. Pursuant to these agreements, which typically extend for three years, the OEM Group has agreed to supply to these customers all of their requirements for Ceramicsteel at competitive prices.

    Outside the United States, the OEM Group sells its products to OEMs. Through its facility in Belgium, it also sells finished visual communication products predominantly to educational and business institutions. Sales of the group's infrastructure and industrial products are made by its direct sales efforts through employees and other sales agents working with architects and designers on specific projects in the United States, Europe and Asia.

    As of December 31, 1999, the OEM Group had a total of approximately 10 sales agents covering various geographical areas outside of the United States, principally in Europe and Asia, and employed five direct sales personnel in the United States and 12 sales personnel in Europe.

MANUFACTURING

    The OEM Group conducts manufacturing operations at facilities in Okmulgee, Oklahoma and Genk, Belgium. The following table summarizes the products manufactured and equipment utilized at the OEM Group's manufacturing facilities:

                                    OKMULGEE, OKLAHOMA                GENK, BELGIUM
                               -----------------------------  -----------------------------
PRODUCTS                       - Coils & sheets               - Coils & sheets
MANUFACTURED                   - Graphic sheets               - Graphic sheets
                               - Laminated panels             - Laminated panels
                                                              - Tunnel panels
                                                              - Heating elements
                                                              - Furniture surfaces

EQUIPMENT                      - 4ft. coil line               - 4ft. coil line
                               - 5ft. coil line               - Silkscreen graphics
                               - Aluminum molding line        - Furniture molding
                               - Silkscreen graphics          - Polyurethane molding
                               - Laminating equipment         - Laminating equipment
                                                              - Printed circuit assembly

RAW MATERIALS

    The production of Ceramicsteel requires three basic materials: steel coil, frit (glass fragments) and pigments or oxides. The OEM Group has never experienced any difficulty in obtaining these materials in adequate quantity or quality and relies on a range of suppliers in the United States, Europe and Japan. The OEM Group maintains multiple sources of supply on all critical items and manages its purchasing commitments on a worldwide basis to leverage its purchasing strength.

COMPETITION

    The OEM Group believes that its Ceramicsteel visual display surfaces are the most widely used in the United States and European markets; however, the Company competes with several domestic and international companies, some of which have substantially greater financial and other resources than those of the OEM Group. In North America, the OEM Group faces competition from companies such as Claridge Products & Equipment, Inc., Kawasaki and NGK. Claridge is the OEM Group's most significant competitor in North America, but differs from the group in its market focus and production capabilities. Although Kawasaki and NGK are large companies with substantial resources, they manufacture Ceramicsteel in only a limited range of products. In Europe, NGK and Kawasaki are the OEM Group's most significant Ceramicsteel competitors but, as in North America, offer only a limited range of products. Management believes that the OEM Group's future success will depend upon its ability to develop and produce reliable products which incorporate developments in technology and satisfy consumer preferences with respect to style and design and its ability to market a broad range of such products in each applicable category at competitive prices.

SEASONALITY

    The OEM Group's business is seasonal with much of its revenues and operating profits occurring during the spring and summer months. This is due to the increased business activity during these months when schools are closed and general construction and renovation activity increases.

BACKLOG

    As of December 31, 1999, the OEM Group's backlog was approximately
$2.0 million, as compared with $6.6 million as of December 31, 1998. Backlog at December 31, 1998 included infrastructure bookings for one large project, which was completed during fiscal 1999. Due to the nature of its manufacturing process and customer base, the OEM Group purchases and ships products to its customers without experiencing a significant backlog. The OEM Group provides a 5 day delivery on standard products and supports "just in time" delivery for certain key customers.

THE PUBLIC SECTOR GROUP

    The Public Sector Group consists of: (i) Nelson Adams/GSI (created through the combination of Nelson Adams, Greensteel and the newly-acquired operations of Peninsular Slate and American Chalkboard) which operates principally in North America, (ii) Aubecq which operates principally in France and (iii) Pentagon which operates in Denmark. Each of these companies service substantially similar markets in their respective regions.

PRODUCTS

    The Public Sector Group manufactures custom-made systems incorporating Ceramicsteel chalkboards and markerboards, tackboards, display cases and bulletin boards. The Public Sector Group also manufactures wood and plastic laminate casework and specially designed in-wall folding tables. These products are distributed principally to the educational products market and in most cases are used in new construction or renovation of schools. Ceramicsteel, which is the principal component in the production of chalkboards and markerboards, is obtained from the Company's OEM Group.

    Ceramicsteel writing surfaces, which are available in a range of colors and surface types, are virtually indestructible and maintenance free, and are warranted by PolyVision to retain their original writing and erasing qualities under normal usage and wear. As a result of these product qualities, management believes that Ceramicsteel writing surfaces currently account for approximately 75% of all chalkboard and markerboard sales in the United States and will continue to grow for the foreseeable future.

    The Public Sector Group's chalkboards, tackboards, markerboards and cabinetry are typically sold together as a package to finish facility wall surfaces in schools and offices. These products are manufactured at one or more of the Public Sector Group's production and fabrication facilities located in Corona, California; Dixonville, Pennsylvania; Clymer, Pennsylvania; Wetumpka, Alabama; Pompano Beach, Florida; Crespin, France, and Odense, Denmark.

SALES AND MARKETS

    Public Sector Group products are sold primarily through a bid process conducted by architects and general contractors working with the group's sales staff. Warranties made by the Public Sector Group with respect to its products and services are consistent with industry standards, except for a lifetime warranty on the writing surface of its Ceramicsteel markerboards and chalkboards. In the United States, the Public Sector Group markets its products through (i) a direct sales staff of 15 persons, most of whom work on a salary plus commission basis, (ii) a network of 13 sales offices located throughout the country and (iii) a network of independent dealers who do their own estimating, quoting, project management and installation, and who bear the cost of performance bonds and contract retainage. As of December 31, 1999, the Public Sector Group had approximately 65 dealers covering various geographical areas of the United States. In Europe, the Public Sector Group markets its products through a direct representative sales staff of three and a network of independent dealers.

COMPETITION

    The Public Sector Group competes with a variety of companies that manufacture visual display products (such as chalkboards, markerboards and tackboards) and institutional cabinetry, primarily for sale in the educational market (such as schools, pre-schools and day-care centers). There are more than 100 companies that compete in the sale of visual display products, of which approximately 20 companies compete in large geographical regions. One competitor, Claridge Products & Equipment, Inc., competes nationally through a network of independent distributors and sales offices. The Public Sector Group also competes with numerous local woodworking firms with respect to its cabinetry, and at least nine such companies that sell nationally, either through a system of dealers, direct sales offices, or both. The Public Sector Group maintains a competitive position through design quality, reliability and attention to costs.

SEASONALITY

    The Public Sector Group's business is seasonal and much of its revenues and most of its operating profits are derived during the late spring and summer months of the year. This occurs primarily as a result of increased business activity during these months when schools are closed and construction and renovation activity increases. The group has historically incurred a loss in the winter months.

BACKLOG

    As of December 31, 1999, the Public Sector Group's backlog was approximately $38.5 million, as compared with $19.1 million as of December 31, 1998. Management expects that most of the backlog will be filled in fiscal 2000. Revenues from sales of specific products are recorded when title transfers, which is typically upon shipment. Revenues from construction of custom installations under contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date (see Note 2 to the accompanying consolidated financial statements).

THE COMMERCIAL GROUP

    PolyVision's Commercial Group is engaged in the development, manufacture and sale of indoor and outdoor signage, graphics and menuboard display systems to the transportation, theater, fast food and convenience store industries. The group also develops, manufactures and markets changeable magnetic display signage used primarily by banks to display interest rates, currency exchange rates and other information. The Commercial Group products compete on the basis of design, price, quality and ability to meet delivery requirements.

    The Commercial Group's marketing activities are conducted through both a direct sales force and sales representatives. The Commercial Group competes with three other significant national menuboard manufacturers and a large number of local manufacturers. As of December 31, 1999, the Commercial Group had approximately 800 customers. Raw materials used in the group's operations are widely available but are purchased from a limited number of sources in order to obtain favorable prices and terms.

RESEARCH AND DEVELOPMENT

    The Company has and will continue to support research and development at its facility located with the OEM Group's manufacturing facility in Genk, Belgium. The facility conducts basic research for improving existing products and developing new products for existing and new markets. Research and development personnel work closely with the production staff and customers to ensure quality standards are maintained and improved.

    Recent developments include the introduction of a new generation of Ceramicsteel writing surfaces P(3) (ceramicsteel). The new surface is an ultra smooth ceramic coating that delivers a lustrous and silky smooth finish, which improves coverage, contrast and erasability performance of chalkboards and whiteboards.

                                   EMPLOYEES

    As of December 31, 1999, the Company employed approximately 960 employees. Approximately 280 persons employed by the Company are represented by unions. Collective bargaining agreements expire at various times between October 2000 and 2002. There are five such agreements covering approximately 80 employees that are due to expire in fiscal 2000. The Company considers relations with its employees to be satisfactory.

                             ENVIRONMENTAL MATTERS

    The manufacturing operations of the Company's subsidiaries are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products as well as the imposition of stringent permitting requirements. The Company does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of the Company or its business, financial condition, liquidity or results of operations. No material expenditures relating to these matters were made in 1997, 1998 or 1999. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of the Company.

    The Company continues to monitor a project to achieve full environmental compliance at a facility no longer owned or operated. The Company is fully indemnified by prior owners of the property.

ITEM 2. PROPERTIES

    The Company conducts its principal operations at the facilities listed below:

LOCATION                                     OWNED OR LEASED   FLOOR AREA (SQUARE FEET)   LEASE EXPIRATION
--------                                     ---------------   ------------------------   ----------------
PUBLIC SECTOR GROUP
Dixonville, Pennsylvania...................  Owned                      199,200                   --
Wetumpka, Alabama(a).......................  Owned                       20,000                   --
Corona, California.........................  Leased                      50,000                 2016
Riverside, California......................  Leased                      31,000                 2002
Pompano Beach, Florida.....................  Leased                      12,000                 2003
Fraser, Michigan...........................  Leased                       4,700                 2000
Lapier, Michigan(a)........................  Leased                      30,000                 2001
Landis, North Carolina.....................  Leased                       1,200                 2000
Clymer, Pennsylvania.......................  Leased                      45,000                 2002
Crespin, France............................  Owned                      155,200                   --
Odense, Denmark............................  Owned                       24,800                   --

OEM GROUP                                                                                         --
Norcross, Georgia..........................  Owned                        9,500                   --
Okmulgee, Oklahoma.........................  Owned                      180,000                   --
Genk, Belgium..............................  Owned                      124,000                   --

COMMERCIAL GROUP
Long Island City, New York.................  Leased                      54,000                 2001
                                                                        -------
Total......................................                             940,600

------------------------

(a) Acquired or assumed in connection with the Peninsular Slate and American Chalkboard acquisitions in January 2000.

    The Company believes that its plants are generally suitable and adequate for the business being conducted and for servicing the requirements of its customers. Capital spending plans are primarily designed to keep up with current technology, to increase capacity in existing product lines and for cost reduction initiatives. The extent of current utilization is generally consistent with historical patterns and, in the view of management, is satisfactory. The Company does not view any of its plants as being underutilized. The OEM Group currently utilizes two or three production shifts per day and are scheduled for additional shifts, as demand requires. The Public Sector Group's production facilities currently utilize one production shift per day and are scheduled for additional shifts as demand requires. During 1999, the Company's facilities operated at approximately 75% capacity.

ITEM 3. LEGAL PROCEEDINGS

    PolyVision and its subsidiaries are parties to routine litigation incidental to their business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any of the existing litigation will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

    In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants, including PolyVision, seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by PolyVision's Greensteel division in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, and breach of implied warranties. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff was granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including PolyVision, to challenge the applicability of the NJCFA.

    The amended complaint was served in April 1997 and Plaintiff currently seeks $1.4 million in damages from all defendants, as well as treble damages under the NJCFA. PolyVision served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third-party claims against an adhesives supplier whose product was utilized by PolyVision in fabricating the panels. Currently, discovery in the case is continuing. It is premature to render an estimate of the outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

    The common stock of PolyVision is traded on the American Stock Exchange under the symbol PLI. The following table shows the high and low closing prices for trades on the American Stock Exchange:

                                                                 HIGH             LOW
                                                             -------------   --------------
CALENDAR 1998
First Quarter..............................................  $       1 1/2   $         3/4
Second Quarter.............................................          1 5/8           15/16
Third Quarter..............................................          2 1/8                1
Fourth Quarter.............................................         2 5/16            1 1/4

CALENDAR 1999
First Quarter..............................................  $      3 7/16   $       1 9/16
Second Quarter.............................................        2 15/16          1 11/16
Third Quarter..............................................         2 9/16            1 3/4
Fourth Quarter.............................................         2 7/16            1 5/8

CALENDAR 2000
First Quarter (through March 21, 2000).....................  $     3 11/16   $       2 5/16

    The approximate number of security holders of PolyVision's common stock was 1,900 as of March 21, 2000. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name. The closing price of PolyVision's common stock on March 21, 2000, as reported by the American Stock Exchange, was $3 3/8 per share.

DIVIDEND POLICY

    PolyVision has never declared or paid dividends on its common stock and does not expect to pay dividends on its common stock at any time in the foreseeable future. The terms of PolyVision's senior credit facilities prohibit the payment of common stock dividends. The terms of PolyVision's Series B, Series C and Series D convertible preferred stock prohibit PolyVision from paying dividends on all classes of stock junior to such stock (including the common stock) while shares of PolyVision's Series B, Series C and Series D convertible preferred stock remain outstanding.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the consolidated financial statements of PolyVision and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                       EIGHT
                                 TWELVE MONTHS         MONTHS              TWELVE MONTHS
                                     ENDED             ENDED                   ENDED
                                 DECEMBER 31,       DECEMBER 31,             APRIL 30,
                              -------------------   ------------   ------------------------------
                                1999     1998(2)      1998(2)        1998       1997       1996
                              --------   --------   ------------   --------   --------   --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
Net sales from operations...  $114,113   $ 45,180     $ 33,877     $ 34,167   $ 32,233   $ 35,627
Income (loss) from
  operations................    12,857      2,129        2,050        1,392     (4,289)    (5,245)
Net income (loss)...........     3,087(1)      387(3)        591(3)    1,010    (5,109)(5)   (5,769)
Preferred stock dividends...    (1,857)      (351)        (179)      (1,545)    (2,059)    (2,040)
Accretion of preferred
  stock.....................        --       (312)        (312)          --         --         --
Gain on conversion..........        --     19,252(4)     19,252(4)       --         --         --
                              --------   --------     --------     --------   --------   --------
Income (loss) applicable to
  common stock..............  $  1,230   $ 18,976     $ 19,352     $   (535)  $ (7,168)  $ (7,809)

Income (loss) per share:
  Basic.....................  $   0.09   $   2.07     $   2.04     $  (0.06)  $  (0.84)  $  (0.94)
  Diluted...................      0.07       2.07         2.04        (0.06)     (0.84)     (0.94)

BALANCE SHEET DATA:

Total assets................  $156,934   $122,208     $122,208     $ 18,464   $ 16,901   $ 18,983
Long-term obligations.......    89,250     74,511       74,511       13,842     11,499      7,380
Preferred stock.............    25,750     17,848       17,848       25,731     25,731     25,731
Total shareholders' equity
  (deficit).................    29,183     20,921       20,921       (3,475)    (2,990)     4,084

------------------------

(1) Includes a $2.9 million nonrecurring charge related to the acquisition of Nelson Adams (see Note 10 to the accompanying consolidated financial statements).

(2) During December 1998, the Company changed its fiscal year-end from April 30 to December 31. The eight-month transition period ended December 31, 1998 preceded the start of the new fiscal year (see Note 8 to the accompanying consolidated financial statements). The twelve-month results for the year ended December 31, 1998 are unaudited and are presented here for comparative purposes.

(3) Includes a $1.3 million nonrecurring charge related to the acquisition of Alliance (see Note 10 to the accompanying consolidated financial statements).

(4) In November 1998, the Company entered an exchange transaction with Alpine (see Notes 9 and 18 to the accompanying consolidated financial statements) whereby Alpine and another preferred shareholder exchanged $25.7 million in liquidation value of the Company's Series A Preferred Stock (plus accrued dividends) and indebtedness of $7.4 million due from Alpine for approximately 5.3 million shares of common stock of the Company and $12.4 million in liquidation value of the Company's Series B Convertible Preferred Stock. As a result of this transaction, the Company recognized a $19.3 million gain on conversion.

(5) Includes a $0.7 million restructuring charge for the discontinuance of APV's operations (see Note 10 to the accompanying consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company operates through three operating groups which manufacture a broad range of products principally for the educational products market. The three groups are the OEM (original equipment manufacture) Group, the Public Sector Group and the Commercial Group.

    - The OEM Group manufactures continuous coil Ceramicsteel (a high-grade, fused ceramic surface on light-gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnels and people-moving systems. The OEM Group also produces proprietary projection screen surfaces, as well as screen and non-screen printed Ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage.

    - The Public Sector Group manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstation and conference center casework, covered walkways, and folding tables primarily for schools and offices.

    - The Commercial Group manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

    SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This Report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. When we use words like "believe", "expect", "anticipate", "predict", "potential", "seek", "continue", "will", "may", "could", "intend", "plan", and "estimate" or similar expressions, we are making forward-looking statements. These forward-looking statements are based largely on PolyVision's expectations and are subject to a number of risks and uncertainties, certain of which are beyond PolyVision's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to PolyVision's large amount of debt; history of net losses and accumulated deficits; integration of acquired businesses; future capital requirements; competition, technical advances and seasonality; environmental matters; dependence on the construction market for educational buildings; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact occur.

                                                                    EIGHT
                                                                    MONTHS
                                             TWELVE MONTHS          ENDED           TWELVE MONTHS
                                          ENDED DECEMBER 31,       DECEMBER        ENDED APRIL 30,
                                        -----------------------      31,       -----------------------
SEGMENT FINANCIAL DATA                    1999         1998(1)     1998(1)       1998           1997
----------------------                  --------       --------   ----------   --------       --------
                                                      (IN THOUSANDS, EXCEPT PERCENTAGES)
Net sales
  OEM Group...........................  $ 45,508       $ 6,617     $ 6,617     $    --        $    --
  Public Sector Group.................    61,052        29,919      23,058      27,813         26,152
  Commercial Group....................     7,553         8,644       4,202       6,354          6,081
                                        --------       -------     -------     -------        -------
                                         114,113        45,180      33,877      34,167         32,233

Gross profit..........................  $ 39,977       $13,755     $10,517     $ 9,881        $ 7,478
                                        --------       -------     -------     -------        -------
Gross margin..........................      35.0%         30.4%       31.0%       28.9%          23.2%
                                        --------       -------     -------     -------        -------
Selling, general and administrative
  expenses............................  $ 22,357       $10,081     $ 6,969     $ 8,344        $10,972
                                        --------       -------     -------     -------        -------
Amortization of goodwill..............  $  1,913       $   295     $   248     $   145        $   145
                                        --------       -------     -------     -------        -------
Operating income (loss)
  OEM Group...........................  $  9,318       $ 1,201     $ 1,201     $    --        $    --
  Public Sector Group.................     5,727         1,933       2,032       1,275         (1,227)
  Commercial Group....................       734           453         285         552            (75)
  Corporate and other.................       (72)         (208)       (218)       (435)        (2,337)
                                        --------       -------     -------     -------        -------
                                          15,707         3,379       3,300       1,392         (3,639)
Nonrecurring expenses.................    (2,850)       (1,250)     (1,250)         --           (650)
                                        --------       -------     -------     -------        -------
Operating income (loss)...............    12,857         2,129       2,050       1,392         (4,289)
Interest expense......................    (9,373)       (1,716)     (1,408)       (839)          (910)
Other income (expense)................     1,265          (161)       (201)        472             90
                                        --------       -------     -------     -------        -------
  Income (loss) before extraordinary
    gain..............................     4,749           252         441       1,025         (5,109)
Provision for income taxes............    (1,662)         (301)       (286)        (15)            --
                                        --------       -------     -------     -------        -------
Income (loss) before
  extraordinary gain on early
    extinguishment of debt............     3,087           (49)        155       1,010         (5,109)
Extraordinary gain on early
  extinguishment of debt..............        --           436         436          --             --
                                        --------       -------     -------     -------        -------
Net income (loss).....................  $  3,087       $   387     $   591     $ 1,010        $(5,109)
                                        ========       =======     =======     =======        =======

(1) During December 1998, the Company changed its fiscal year-end from April 30 to December 31. The eight-month transition period ended December 31, 1998 preceded the start of the new fiscal year. The twelve-month results for the year ended December 31, 1998 are unaudited and are presented here for comparison purposes.

RESULTS OF OPERATIONS

12 MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE 12 MONTHS ENDED DECEMBER 31, 1998, UNAUDITED

    Net sales for the twelve months ended December 31, 1999 totaled
$114.1 million, representing an increase of $68.9 million, or 152.6%, over net sales of $45.2 million for the twelve months ended December 31, 1998. The increase in net sales resulted primarily from the inclusion of the operations of Alliance and Nelson Adams. Alliance, which was acquired in November 1998, and Nelson Adams, which was acquired in August 1999, contributed $71.1 million in net sales for the 12 months ended December 31, 1999. Sales in the OEM Group increased from $6.6 million for the 12 months ended December 31, 1998 to $45.5 million for the twelve months ended December 31, 1999, an increase of $38.9 million resulting primarily from the inclusion of the Alliance manufacturing operations. Sales in the Public Sector Group increased from $29.9 million for the twelve months ended December 31, 1998 to $61.1 million for the twelve months ended December 31, 1999, an increase of $31.2 million due principally to the inclusion of the Nelson Adams operations since acquisition and a full year of the operations of Alliance's European fabrication units. Sales in the Commercial Group declined from $8.6 million for the twelve months ended December 31, 1998 to $7.6 million for the twelve months ended
December 31, 1999, a decrease of $1.0 million due principally to a slow down in orders from existing chain store customers. It is expected that order levels will return to prior year levels during fiscal 2000, which combined with new customers secured during the last quarter of fiscal 1999, should see revenues increase over fiscal 1998 levels.

    Gross profit for the 12 months ended December 31, 1999 totaled
$40.0 million, representing an increase of $26.2 million, or 190.6%, as compared to the prior year. Gross margin increased to 35% for the 12 months ended December 31, 1999 from 30% for the twelve months ended December 31, 1998. The increase in gross profit resulted primarily from the contribution of $26.3 million in gross profit from the acquired operations of Alliance and Nelson Adams. The increase in gross margin resulted primarily from the inclusion of higher margin product lines from both Alliance and Nelson Adams. On a comparative basis, gross profit and gross margin are expected to show continued improvement as the full impact of the synergies obtained from the Alliance and Nelson Adams acquisitions is reflected in continuing operations. Since the Alliance and Nelson Adams acquisitions, the Company has shut down two manufacturing facilities and reduced the combined workforce by 20%. Further gross profit and margin improvements are dependant on the Company's ability to reduce costs as a result of higher production volumes and a continuing focus on cost reduction initiatives.

    Selling, general and administrative expenses ("SG&A") for the 12 months ended December 31, 1999 totaled $22.4 million, representing an increase of $12.3 million, or 122%, as compared to the prior year. The increase in SG&A resulted primarily from the inclusion of $10.2 million and $2.8 million in SG&A from the acquired operations of Alliance and Nelson Adams, respectively, offset by a $0.5 million decline in SG&A in the Commercial Group. The decline in the Commercial Group's SG&A was a direct response to the reduced level of activity experienced during fiscal 1999. During fiscal 2000, it is anticipated that synergies recognized from the integration of the Nelson Adams, Alliance, American Chalkboard and Peninsular Slate acquisitions will continue to reduce SG&A as a percentage of total revenue.

    Amortization expense increased to $1.9 million during the 12 months ended December 31, 1999, as compared to $0.3 million in the prior year. The increase was due to the goodwill recorded as a result of the Alliance and Nelson Adams acquisitions.

    Consolidated operating income (excluding nonrecurring charges) for the 12 months ended December 31, 1999 was $15.7 million, representing an increase of $12.3 million, or 364.5%, as compared to the twelve months ended December 31, 1998. The increase in operating income resulted primarily from the inclusion of the operations of Alliance and Nelson Adams, offset by a reduction of $0.2 million in operating income contributed by the Commercial Group.

    During the 12 months ended December 31, 1999, the Company recorded a pre-tax nonrecurring charge of $2.9 million relating to the consolidation of the Company's Public Sector Group with those of the acquired Nelson Adams' operations. The restructuring charge includes $0.5 million for costs incurred to close a facility operated by the Company prior to the Nelson Adams acquisition, $1.1 million for costs incurred related to duplicative functions including replacing duplicative computer hardware purchased under a noncancelable operating lease and $1.3 million for severance costs. During the 12 months ended December 31, 1998, the Company recorded a nonrecurring charge of $1.3 million, which consisted of a $0.8 million advisory fee paid to an affiliate in connection with the Alliance acquisition and $0.5 million relating to the consolidation of the acquired operations of Alliance with those of the Company.

    Interest expense for the 12 months ended December 31, 1999 increased to $9.4 million from $1.7 million in the prior year. The increase was due principally to debt incurred in connection with the Alliance and Nelson Adams acquisitions.

    Other income for the 12 months ended December 31, 1999 consisted of $0.4 million from gain on sales of property, plant and equipment and $0.8 million from gains related to foreign currency transactions. This compares to other expense of $0.2 million in the prior year.

    Provision for income taxes for the 12 months ended December 31, 1999 was $1.7 million, as compared to $0.3 million for the prior year. The increase in income tax expense reflects the impact of non-deductible goodwill amortization, as well as the inclusion of Alliance's European business which does not benefit from prior period operating losses incurred in the United States.

    Net income before nonrecurring charges for the 12 months ended December 31, 1999 was $4.9 million, or $0.28 per diluted share, as compared to $1.2 million, or $0.13 per diluted share, for the 12 months ended December 31, 1998. Net income for the year ended December 31, 1999 was $3.1 million, or $0.17 per diluted share, as compared to net loss before extraordinary gains of $49,000, or $0.01 per diluted share, in the prior year. The comparative increase in net income for the twelve months ended December 31, 1999 was due to the significant increase in operating income, offset by higher interest expense resulting from acquisition debt incurred in connection with the Alliance and Nelson Adams acquisitions and higher incremental tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY

    For the year ended December 31, 1999, PolyVision generated $9.3 million in cash flow from operating activities consisting of $9.2 million in cash flow generated from operations (net income plus non-cash charges), increased by $0.1 million in cash flow provided by net working capital changes. Significant working capital changes included a $1.5 million decrease in inventories and a $2.0 million decrease in accounts payable and accrued expenses. Cash used for investing activities amounted to $25.9 million consisting principally of $24.4 million in cash paid for the acquisition of Nelson Adams and $2.2 million in capital expenditures offset by cash received from the sale of property, plant and equipment. Cash used for financing activities amounted to $20.9 million consisting principally of $22.0 million in borrowings on the Company's senior secured credit facility and $2.0 million in proceeds from issuance of the Company's Series C Convertible Preferred Stock, the proceeds of which were used to fund the acquisition of Nelson Adams, offset by net debt repayments of $2.4 million.

    CAPITAL RESOURCES

    The Company's senior credit facilities consist of (i) a revolving line of credit in the maximum principal amount of $15.0 million (of which $9.5 million is available in the United States, and $5.5 million is available to PolyVision's European subsidiaries), (ii) a Term Loan A in the aggregate principal amount of $32.7 million (of which $15.1 million was loaned in the United States, and $17.6 million was loaned in

Europe), and (iii) a Term Loan B in the principal amount of $31.0 million (all of which was loaned in the United States). Advances under the revolving line of credit will be available through November 20, 2004. Borrowings under the revolving credit line may not at any time exceed (i) for the United States borrowers, an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (ii) for the European borrowers, the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of the Company's real and personal property, including the assets of the Company's subsidiaries and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until it attains prescribed financial ratio levels. At
March 21, 2000, the Company had no borrowings outstanding under its revolving line of credit.

    The Company's senior subordinated notes of $25.0 million bear interest at a fixed rate of 12.5% per annum payable quarterly in arrears, and matures on December 30, 2006. The senior subordinated notes are guaranteed by the Company's domestic subsidiaries. The note agreement contains customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior credit facilities. The senior subordinated note is junior in right of payment to the senior credit facilities, but senior in right of payment to the $8.9 million convertible subordinated promissory note issued by the Company in connection with the Alliance acquisition (see Note 9 to accompanying consolidated financial statements). In conjunction with the borrowing of the senior subordinated note, the Company issued to the lender detachable warrants entitling the holders to purchase, for nominal consideration, 2,986,467 shares of common stock of the Company, representing approximately 12.5% of its fully-diluted common stock.

    The Company's convertible subordinated promissory note issued in connection with the Alliance acquisition accrues interest at a rate of 10% per year, which is added to the face amount of the note.

    As of December 31, 1999, the Company's cash position totaled $8.1 million. The Company's principal debt service commitments for the next 12 months amount to approximately $5.8 million and capital expenditures are expected to approximate $3.0 million. Management anticipates that the Company will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments. However, if any shortfall arises due to working capital fluctuations or other factors, excess funds available under the Company's credit facilities are expected to be sufficient to cover such shortfall.

12 MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE EIGHT MONTHS ENDED DECEMBER 31, 1998 [TRANSITION PERIOD]

    For a more detailed discussion of operating results, refer to the "12 months ended December 31, 1999 compared to 12 months ended December 31, 1998."

    Net sales for the 12 months ended December 31, 1999 totaled $114.1 million, representing an increase of $80.2 million, or 236.8%, over net sales of $33.9 million for the eight months ended December 31, 1998. The increase in net sales resulted primarily from the inclusion of the operations of Alliance and Nelson Adams as well as the longer period in fiscal 1999.

    Gross profit for the 12 months ended December 31, 1999 totaled
$40.0 million, representing an increase of $29.5 million, or 280.1%, as compared to the eight months ended December 31, 1998. Gross margin increased to 35% for the twelve months ended December 31, 1999 from 31% for the eight months
December 31, 1998. The increase in gross profit resulted primarily from the contribution of $26.3 million in gross profit from the acquired operations of Alliance and Nelson Adams as well as the longer period in fiscal 1999. The increase in gross margin resulted primarily from the inclusion of higher margin product lines from both Alliance and Nelson Adams.

    SG&A for the 12 months ended December 31, 1999 totaled $22.4 million, representing an increase of $15.4 million, or 220.8%, as compared to the eight months ended December 31, 1998. The increase in SG&A resulted primarily from the inclusion of $10.2 million and $2.8 million in SG&A from the acquired operations of Alliance and Nelson Adams, respectively, and the longer period in 1999.

    Amortization expense increased to $1.9 million during the 12 months ended December 31, 1999 as compared to $0.2 million in the eight months ended December 31, 1998. The increase was due to the goodwill recorded as a result of the Alliance and Nelson Adams acquisitions.

    Consolidated operating income (excluding nonrecurring charges) for the 12 months ended December 31, 1999 was $15.7 million, representing an increase of $12.4 million, or 376.0%, as compared to twelve months ended December 31, 1998. The increase in operating income resulted primarily from the inclusion of the operations of Alliance and Nelson Adams and the longer period in fiscal 1999.

    During the 12 months ended December 31, 1999, the Company recorded a pre-tax nonrecurring charge of $2.9 million relating to the consolidation of the Company's Public Sector Group with those of the acquired Nelson Adams' operations. During the eight months ended December 31, 1998, the Company recorded a nonrecurring charge of $1.3 million, which consisted of a $0.8 million advisory fee paid to Alpine in connection with the Alliance acquisition and $0.5 million relating to the consolidation of the acquired operations of Alliance with those of the Company.

    Interest expense for the 12 months ended December 31, 1999 increased to $9.4 million from $1.4 million in the eight months ended December 31, 1998. The increase is due principally to debt incurred in connection with the Alliance and Nelson Adams acquisitions.

    Other income for the 12 months ended December 31, 1999 consisted of $0.4 million from gain on sales of property, plant and equipment and $0.8 million from gains related to foreign currency transactions. This compares to other expense of $0.2 million in the eight months ended December 31, 1998.

    Provision for income taxes for the 12 months ended December 31, 1999 was $1.7 million as compared to $0.3 million for the eight months ended
December 31, 1998. The increase in income tax expense reflects the impact of non-deductible goodwill amortization, as well as the inclusion of Alliance's European business which does not benefit from prior period operating losses incurred in the United States.

    Net income before nonrecurring charges for the 12 months ended December 31, 1999 was $4.9 million, or $0.28 per diluted share, as compared to $1.4 million, or $0.15 per diluted share for the eight months ended December 31, 1998. Net income for the year ended December 31, 1999 was $3.1 million or $0.17 per diluted share, as compared to net income before extraordinary gains of $0.2 million or $0.02 per diluted share in the eight months ended December 31, 1998.

EIGHT MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH 12 MONTHS ENDED APRIL 30,
1998

    For the eight months ended December 31, 1998 PolyVision's net sales totaled $33.9 million compared to net sales of $34.2 million for the full year ended April 30, 1998, a decline of $0.3 million. The decline in net sales is the result of the shorter period comparison through December 31, which was offset by the inclusion of the $6.6 million of net sales of Alliance since the purchase in 1998.

    Gross profit for the eight-month period ended December 31, 1998 totaled $10.5 million compared to $9.9 million for the 12 months ended April 30, 1998. Despite the shorter period comparison through December 31, 1998, gross profit increased $0.6 million in the eight month period due to the inclusion of Alliance's gross profit of $2.6 million since the purchase. As a percent of sales revenue, gross profit margin was 31.0% for the eight-month period ended December 31, 1998, versus a gross profit margin of 28.9% for the twelve-month period ended April 30, 1998. The increase in gross profit margin was principally due to the inclusion of Alliance's gross profit since the purchase combined with production efficiencies at the Public Sector Group. Since Alliance normally earns a higher gross profit margin than the Public Sector Group, the overall gross profit margin increased.

    SG&A for the eight months ended December 31, 1998 totaled $6.9 million, a decrease from the 12 month total of $8.3 million for the period ended April 30, 1998. The decline was due to the shorter comparison period during the eight months ended December 31, 1998, partially offset by the inclusion of Alliance's operating expenses since the purchase.

    Consolidated operating income (excluding nonrecurring charges) for the eight-month period ended December 31, 1998 was $3.3 million, representing an increase of $1.9 million, or 137.1%, as compared to $1.4 million for the year ended April 30, 1998. The increase in operating income resulted primarily from the inclusion of the operations of Alliance, offset by a reduction of $0.3 million in operating income contributed by the Commercial Group due to the shorter period.

    Interest expense in the eight-month period ended December 31, 1998 increased $0.6 million to $1.4 million as compared to $0.8 million for the 12 month period ended April 30, 1998. Most of the increase was attributable to the acquisition of Alliance.

    Income tax expense for the eight-month period ended December 31, 1998 totaled $0.3 million, compared to $15,000 in the 12 month period ended
April 30, 1998. The increase was caused by the inclusion of income taxes related to the European business income of Alliance since the purchase.

    Net income before extraordinary gain for the eight-month period ended December 31, 1998 was $0.2 million or $0.02 per diluted share, as compared to net income before extraordinary gain of $1.0 million or $0.12 per diluted share, in the prior year. The comparative decrease in net income for the period ended December 31, 1998 was due to the $1.3 million nonrecurring expense recorded as a result of the Alliance acquisition, higher interest expense resulting from acquisition debt incurred in connection with the Alliance acquisition, higher incremental tax rates and the shorter comparison period during the eight months ended December 31, 1998, offset by an increase in operating income due to the inclusion of the Alliance operations since its acquisition in November 1998.

12 MONTHS ENDED APRIL 30, 1998 COMPARED WITH 12 MONTHS ENDED APRIL 30, 1997

    PolyVision's net sales for the fiscal year ended April 30, 1998 increased by 6.2% to $34.2 million compared to net sales of $32.2 million for the fiscal year ended April 30, 1997. Sales at the Public Sector Group improved by 6.5% to
$27.8 million, an increase of $1.7 million over the previous fiscal year. PolyVision's conversion to a dealer network using specialty school supply dealers, rather than a direct sales effort, resulted in increased volume due to better geographical coverage. This increase was partially offset by the loss of installation work that was previously performed by PolyVision and is currently performed by the dealer. The Commercial Group's net sales for fiscal 1998 were $6.4 million as compared to $6.1 million for the previous year, an increase of 4.9%. This increase was due to added sales of menuboards to several restaurant and theater chains.

    Gross profit for the fiscal year ended April 30, 1998 improved by $2.4 million to $9.9 million, or 32.1%, as compared to $7.5 million in the previous year. The gross margin increased to 28.9% from 23.2% of net sales. This increase in gross profit was principally due to a change in product mix at both the Public Sector Group and Commercial Group, including a sales shift to more exterior signage at the Commercial Group, which typically generates higher profit margins as well as an improved product mix related to additional sale dealers and increased plant throughput in the Public Sector Group. In addition, the Commercial Group moved operations into one facility during 1998, which reduced manufacturing costs in the 1998 period compared to 1997.

    SG&A for the fiscal year ended April 30, 1998 decreased by $1.5 million as compared to the previous year. This decrease was due to lower bad debt expenses and lower selling expenses resulting from the conversion to a dealer network, rather than direct sales.

    In April 1997, PolyVision determined to discontinue its research and development efforts and market its PolyVision flat panel technology solely through third-party licensing agreements. Accordingly, in fiscal 1998, there were no research and development costs. The restructuring costs in fiscal 1997 represented the costs to discontinue APV.

    Other income in 1998 included a $0.3 million gain on the sale of PolyVision's property in North Carolina.

    Net income before extraordinary gain for the year ended April 30, 1998 was $1.0 million or $0.12 per diluted share, as compared to net loss before extraordinary gain of $5.1 million or $0.60 per diluted share, in the prior year. The comparative increase in net income for the period ended April 30, 1998 was due to the discontinuance of the Company's research and development efforts in fiscal 1997 as well as an increase in gross margin due to a change in product mix.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. PolyVision will be required to adopt the new statement in 2001. PolyVision has not yet quantified the impact of adopting SFAS No. 133 and has not determined the method of adoption. However, SFAS No. 133 could increase the volatility in earnings and other comprehensive income.

YEAR 2000 COMPLIANCE

    The year 2000 ("Y2K") problem is the result of many computer programs having been written using two digits (rather than four) to define the applicable year, thus not properly recognizing dates after December 31, 1999. During 1998, PolyVision began identifying and resolving Year 2000 issues. During 1999, the Company completed its Year 2000 readiness program. These efforts included identification and review of internal operating systems and applications, and customer projects and services, as well as discussions with information providers and other key suppliers to the business.

    Following December 31, 1999, the Company had not experienced any material Y2K transition issues. Furthermore, the Company did not experience any material increase in customer orders as it related to Y2K issues during 1999. However, there can be no assurance that a material customer or vendor will not experience a Y2K transition issue, or that such transition issue will not have a material negative impact on the Company's consolidated financial position, results of operations, or cash flow.

    The Company's cost of remediation and equipment and software replacement totaled approximately $0.5 million. The Company does not anticipate incurring any additional costs as a result of the Y2K issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The market risk inherent in the Company's market risk sensitive instruments and positions are the potential loss arising from adverse changes in interest rate and foreign currency exchange rates, as described below.

    INTEREST RATES

    The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs, and to fund acquisitions. The majority of the Company's long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest affecting the Company's floating rate long-term debt would reduce pre-tax income by $0.4 million over the next fiscal year.

    FOREIGN CURRENCY EXCHANGE RATES

    Although a majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily in Belgium). The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 31, 1999 are $27.9 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $2.8 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

    Part III (Items 10 through 13) is omitted since PolyVision expects to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1999, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this Report beginning on page F-1.

    (a)(3) Exhibits:

EXHIBIT NUMBER AND DESCRIPTION

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

          2.3           Stock Purchase Agreement, dated May 17, 1999, by and among
                        PolyVision, Mark A. Lawer, as trustee under the Lawer Family
                        Trust, Michael J. Lawer, Matthew B. Lawer and Suzanne M.
                        Lawer, as amended by letter agreements, dated July 26 and
                        August 19, 1999. (10)

          2.4 Asset Purchase Agreement, dated January 21, 2000, by and among Greensteel, Inc., American Chalkboard Company, LLC,
                        Summit America, LLC and W. Daniel Hughes, Jr. (11)

          2.5           Asset Purchase Agreement, dated January 21, 2000, by and
                        among Greensteel, Inc., Peninsular Slate Company, Peninsular
                        Slate Company of Texas and Jack E. Tomalis. (11)

          3.1           Restated Certificate of Incorporation of PolyVision. (1)

          3.2           By-laws of PolyVision. (1)

          4.4           Specimen form of Common Stock Certificate of PolyVision. (3)

        10.15           1994 Stock Option Plan of PolyVision. (1)

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

        10.20           1995 Directors Stock Grant Plan of PolyVision. (7)

        10.21           1995 Directors Stock Option Plan of PolyVision. (7)

        10.23           Amended and Restated Employment Agreement, dated as of May
                        1, 1995, between PolyVision and Joseph A. Menniti.(7)

        10.25           Articles of Agreement, dated February 28, 1996, between
                        Greensteel, Inc. and The Carpenters' District Council of
                        Western Pennsylvania.(7)

        10.32           Credit Agreement, dated as of November 20, 1998, between
                        PolyVision, Greensteel, Inc. and Posterloid Corporation, as
                        borrowers, and a syndicate of banks, financial institutions and other institutional lenders named therein and Fleet
                        National Bank, as administrative agent and in certain other capacities. (8)

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

        10.35           Senior Subordinated Loan Agreement, dated as of November 20,
                        1998, between PolyVision and Fleet Corporate Finance, Inc.
                        (8)

        10.36           Exchange Agreement, dated as of November 16, 1998, between
                        PolyVision and The Alpine Group, Inc. and Kirkbi Projekt
                        A/S. (8)

        10.37           Series C Preferred Stock Purchase Agreement, dated as of
                        November 20, 1998, between PolyVision and The Alpine Group,
                        Inc. (8)

        10.38           Employment Agreement, dated November 20, 1998, between
                        PolyVision and Michael H. Dunn. (9)

        10.39           Employment Agreement, dated November 20, 1998, between
                        PolyVision and Richard J. Still. (9)

        10.40           Senior Subordinated Note and Warrant Purchase Agreement,
                        dated as of December 30, 1998, among PolyVision, as
                        borrower, and John Hancock Mutual Life Insurance Company and the other institutional investors identified therein, and
                        Posterloid Corporation and Greensteel, Inc., as guarantors.
                        (9)

        10.41           Warrant Agreement, dated as of December 30, 1998, among
                        PolyVision and John Hancock Mutual Life Insurance Company,
                        John Hancock Variable Life Insurance Company and Hancock
                        Mezzanine Partners, L.P. (9)

        10.42           Warrant Agreement, dated as of December 30, 1998, among
                        PolyVision and John Hancock Mutual Life Insurance Company,
                        John Hancock Variable Life Insurance Company and Hancock
                        Mezzanine Partners, L.P. (9)

        10.43 Amendment to Master Credit Agreement, dated June 12, 1998, between BankBoston, N.A. and Greensteel, Inc. (9)

        10.44           Amendment No. 1 to Credit Agreement, dated as of December
                        30, 1998, by and among PolyVision, Greensteel, Inc. and
                        Posterloid Corporation, as borrowers, the financial institutions signatory thereto and Fleet National Bank, as administrative agent and in certain other capacities specified therein. (10)

        10.45           Amendment No. 2 to Credit Agreement, dated as of August 19,
                        1999, by and among PolyVision, Greensteel, Inc. and
                        Posterloid Corporation, as borrowers, the financial
                        institutions signatory thereto and Fleet National Bank, as administrative agent and in certain other capacities
                        specified therein. (10)

        10.46           Amendment No. 1 to Senior Subordinated Note and Warrant
                        Purchase Agreement, dated as of August 19, 1999, among
                        PolyVision, Greensteel, Inc. and Posterloid Corporation, and
                        John Hancock Mutual Life Insurance Company, John Hancock
                        Variable Life Insurance Company and Hancock Mezzanine
                        Partners L.P. (10)

        10.47           Series C Preferred Stock Purchase Agreement, dated as of
                        August 19, 1999, between PolyVision and The Alpine Group,
                        Inc. (10)

        10.48           Amendment No. 3 to Credit Agreement, dated as of January 21,
                        2000, by and among PolyVision, Greensteel, Inc. and
                        Posterloid Corporation, as borrowers, the financial
                        institutions signatory thereto and Fleet National Bank, as administrative agent and in certain other capacities
                        specified therein. (11)

        10.49           Amendment No. 2 to Senior Subordinated Note and Warrant
                        Purchase Agreement, dated as of January 21, 2000, among
                        PolyVision, Greensteel, Inc. and Posterloid Corporation, and
                        John Hancock Mutual Life Insurance Company, John Hancock
                        Variable Life Insurance Company and Hancock Mezzanine
                        Partners L.P. (11)

         22.1           Subsidiaries of PolyVision.

         23.1           Consent of Arthur Andersen LLP

         27.1           Financial Data Schedule.

------------------------

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

(8) Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, dated November 20, 1998, as amended.

(9) Incorporated by reference to the exhibits filed with the Transition Report on Form 10-K for the eight months ended December 31, 1998.

(10) Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, dated August 19, 1999, as amended.

(11) Incorporated by reference to the exhibits filed with the Current Report on Form 8-K, dated January 21, 2000.

    (b) Reports on Form 8-K.

       PolyVision filed no reports on Form 8-K for the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       POLYVISION CORPORATION

                                                       By:             /s/ MICHAEL H. DUNN
                                                            -----------------------------------------
                                                                         Michael H. Dunn
Date: March 29, 2000                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----

                /s/ STEVEN S. ELBAUM
     -------------------------------------------       Chairman of the Board and       March 29, 2000
                  Steven S. Elbaum                       Director

                                                       President, Chief Executive
                 /s/ MICHAEL H. DUNN                     Officer and Director
     -------------------------------------------         (principal executive          March 29, 2000
                   Michael H. Dunn                       officer)

                                                       Chief Financial Officer,
                 /s/ GARY L. EDWARDS                     Treasurer and Secretary
     -------------------------------------------         (principal financial and      March 29, 2000
                   Gary L. Edwards                       accounting officer)

                 /s/ IVAN BERKOWITZ
     -------------------------------------------       Director                        March 29, 2000
                   Ivan Berkowitz

             /s/ LYMAN C. HAMILTON, JR.
     -------------------------------------------       Director                        March 29, 2000
               Lyman C. Hamilton, Jr.

                 /s/ JAMES R. KANELY
     -------------------------------------------       Director                        March 29, 2000
                   James R. Kanely

                 /s/ STEPHEN C. KNUP
     -------------------------------------------       Director                        March 29, 2000
                   Stephen C. Knup

             /s/ HANSEL B. MILLICAN, JR.
     -------------------------------------------       Director                        March 29, 2000
               Hansel B. Millican, Jr.

                /s/ JOSEPH A. MENNITI
     -------------------------------------------       Director                        March 29, 2000
                  Joseph A. Menniti

                 /s/ BRAGI F. SCHUT
     -------------------------------------------       Director                        March 29, 2000
                   Bragi F. Schut

                    POLYVISION CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Report of independent public accountants....................  F-2

Consolidated balance sheets as of December 31, 1999 and
  1998......................................................  F-3

Consolidated statements of operations for the year ended
  December 31, 1999, the eight months ended December 31,
  1998 and the years ended April 30, 1998 and 1997..........  F-4

Consolidated statements of stockholders' equity (deficit)
  for the year ended December 31, 1999, the eight months
  ended December 31, 1998 and the years ended April 30, 1998 and 1997..................................................  F-5

Consolidated statements of cash flows for the year ended
  December 31, 1999, the eight months ended December 31,
  1998 and the years ended April 30, 1998 and 1997..........  F-7

Notes to consolidated financial statements..................  F-9

SCHEDULES:

  Report of independent public accountants..................  F-32

  Schedule II--Valuation and Qualifying Accounts............  F-33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PolyVision Corporation:

    We have audited the accompanying consolidated balance sheets of PolyVision Corporation (a New York corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999, the eight months ended December 31, 1998, and each of the two years ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PolyVision Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999, the eight months ended December 31, 1998 and each of the two years ended April 30, 1998 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 11, 2000

                    POLYVISION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS
Current assets:
Cash and cash equivalents...................................  $  8,128   $  4,841
Accounts receivable.........................................    24,927     17,883
Inventories.................................................    14,033     13,084
Prepaid expenses and other current assets...................     7,639      3,312
                                                              --------   --------
    Total current assets....................................    54,727     39,120

Property, plant and equipment, net..........................    17,307     17,768
Goodwill, net...............................................    80,953     61,402
Other noncurrent assets.....................................     3,947      3,918
                                                              --------   --------
    Total assets............................................  $156,934   $122,208
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt........................  $  4,616   $    598
Accounts payable............................................     9,986      7,223
Accrued expenses............................................    17,228     12,786
                                                              --------   --------
    Total current liabilities...............................    31,830     20,607

Long-term debt, less current maturities.....................    89,250     74,511
Deferred taxes..............................................     4,393      5,418
Other noncurrent liabilities................................     2,278        751
                                                              --------   --------
    Total liabilities.......................................   127,751    101,287

Commitments and contingencies

Stockholders' equity:

9% Series B Convertible Preferred Stock at liquidation
  value.....................................................    12,750     12,848
9% Series C Convertible Preferred Stock at liquidation
  value.....................................................     7,000      5,000
8% Series D Convertible Preferred Stock at liquidation
  value.....................................................     6,000         --
Common Stock, $.001 par value, 40,000,000 shares authorized;
  14,156,193 and 14,092,750 shares issued and outstanding at
  December 31, 1999 and 1998, respectively..................        14         14
Additional paid-in capital..................................    70,884     70,750
Retained deficit............................................   (66,553)   (67,783)
Cumulative foreign currency translation adjustment..........      (912)        92
                                                              --------   --------
    Total stockholders' equity..............................    29,183     20,921
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $156,934   $122,208
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        TWELVE MONTHS   EIGHT MONTHS      TWELVE MONTHS
                                                            ENDED          ENDED         ENDED APRIL 30,
                                                        DECEMBER 31,    DECEMBER 31,   -------------------
                                                            1999            1998         1998       1997
                                                        -------------   ------------   --------   --------
Net sales.............................................     $114,113        $33,877     $34,167    $32,233
Cost of goods sold....................................       74,136         23,360      24,286     24,755
                                                           --------        -------     -------    -------
    Gross profit......................................       39,977         10,517       9,881      7,478
Selling, general and administrative...................       22,357          6,969       8,344     10,972
Amortization of goodwill..............................        1,913            248         145        145
Nonrecurring expenses.................................        2,850          1,250          --        650
                                                           --------        -------     -------    -------
    Operating income (loss)...........................       12,857          2,050       1,392     (4,289)
Interest expense......................................       (9,373)        (1,408)       (839)      (910)
Other income (expense), net...........................        1,265           (201)        472         90
                                                           --------        -------     -------    -------
    Income (loss) before income taxes and
      extraordinary gain..............................        4,749            441       1,025     (5,109)
Provision for income taxes............................       (1,662)          (286)        (15)        --
                                                           --------        -------     -------    -------
    Income (loss) before extraordinary gain on early
      extinguishment of debt..........................        3,087            155       1,010     (5,109)
Extraordinary gain on early extinguishment of debt....           --            436          --         --
                                                           --------        -------     -------    -------
    Net income (loss).................................        3,087            591       1,010     (5,109)
Preferred stock dividends.............................       (1,857)          (179)     (1,545)    (2,059)
Accretion of preferred stock..........................           --           (312)         --         --
Gain on preferred stock conversion....................           --         19,252          --         --
                                                           --------        -------     -------    -------
    Net income (loss) applicable to common
      stockholders....................................     $  1,230        $19,352     $  (535)   $(7,168)
                                                           ========        =======     =======    =======
Net income (loss) per share of common stock:
Basic:
    Income (loss) before extraordinary gain...........     $   0.22        $  0.02     $  0.12    $ (0.60)
    Extraordinary gain on early extinguishment of
      debt............................................           --           0.05          --         --
    Preferred stock dividends.........................        (0.13)         (0.02)      (0.18)     (0.24)
    Accretion of preferred stock......................           --          (0.03)         --         --
    Gain on preferred stock conversion................           --           2.02          --         --
                                                           --------        -------     -------    -------
    Net income (loss) per basic share of common
      stock...........................................     $   0.09        $  2.04     $ (0.06)   $ (0.84)
                                                           ========        =======     =======    =======
Diluted:
    Income (loss) before extraordinary gain...........     $   0.17        $  0.02     $  0.12    $ (0.60)
    Extraordinary gain on early extinguishment of
      debt............................................           --           0.05          --         --
    Preferred stock dividends.........................        (0.11)         (0.02)      (0.18)     (0.24)
    Accretion of preferred stock......................           --          (0.03)         --         --
    Gain on preferred stock conversion................           --           2.02          --         --
                                                           --------        -------     -------    -------
    Net income (loss) per diluted share of common
      stock...........................................     $   0.06        $  2.04     $ (0.06)   $ (0.84)
                                                           ========        =======     =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                           SERIES A               SERIES B              SERIES C              SERIES D
                                        PREFERRED STOCK        PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK
                                     ---------------------   -------------------   -------------------   -------------------
                                       SHARES      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                     ----------   --------   --------   --------   --------   --------   --------   --------
Balance at April 30, 1996..........   1,029,253   $25,731         --    $    --         --     $   --         --     $   --
Dividends on preferred stock.......
Compensation expense related to
  stock grants.....................
Net loss...........................
                                     ----------   -------    -------    -------    -------     ------    -------     ------
Balance at April 30, 1997..........   1,029,253    25,731         --         --         --         --         --         --
Dividends on preferred stock.......
Compensation expense related to
  stock grants.....................
Net income.........................
                                     ----------   -------    -------    -------    -------     ------    -------     ------
Balance at April 30, 1998..........   1,029,253    25,731         --         --         --         --         --         --
Dividends on preferred stock.......
Compensation expense related to
  stock grants.....................
Conversion of preferred stock,
  accrued dividends and notes
  payable..........................  (1,029,253)  (25,731)   247,951     12,398
Issuance of shares for investment
  advisory services................                            9,000        450
Issuance of common stock
  warrants.........................
Issuance of preferred stock........                                                100,000      4,688
Accretion of preferred stock.......                                                               312
Foreign currency translation
  adjustment.......................
Net income.........................
                                     ----------   -------    -------    -------    -------     ------    -------     ------
Balance at December 31, 1998.......          --   $    --    256,951    $12,848    100,000     $5,000         --     $   --
                                     ----------   -------    -------    -------    -------     ------    -------     ------

                                                                                     CUMULATIVE
                                                                                       FOREIGN
                                         COMMON STOCK        ADDITIONAL               CURRENCY                COMPREHENSIVE
                                     ---------------------    PAID-IN     RETAINED   TRANSLATION                 INCOME
                                       SHARES      AMOUNT     CAPITAL     DEFICIT    ADJUSTMENT     TOTAL        (LOSS)
                                     ----------   --------   ----------   --------   -----------   --------   -------------
Balance at April 30, 1996..........   8,530,073     $  9       $38,524    $(60,180)    $    --     $ 4,084
Dividends on preferred stock.......                                         (2,059)                 (2,059)
Compensation expense related to
  stock grants.....................      10,689                     94                                  94
Net loss...........................                                         (5,109)                 (5,109)      $(5,109)
                                     ----------     ----       -------    --------     -------     -------       -------
Balance at April 30, 1997..........   8,540,762        9        38,618     (67,348)         --      (2,990)       (5,109)
Dividends on preferred stock.......                                         (1,545)                 (1,545)
Compensation expense related to
  stock grants.....................      21,000                     50                                  50
Net income.........................                                          1,010                   1,010         1,010
                                     ----------     ----       -------    --------     -------     -------       -------
Balance at April 30, 1998..........   8,561,762        9        38,668     (67,883)         --      (3,475)        1,010
Dividends on preferred stock.......                                           (179)                   (179)
Compensation expense related to
  stock grants.....................      46,333                      9                                   9
Conversion of preferred stock,
  accrued dividends and notes
  payable..........................   5,274,865        5        26,235                              12,907
Issuance of shares for investment
  advisory services................     209,790                    300                                 750
Issuance of common stock
  warrants.........................                              5,226                               5,226
Issuance of preferred stock........                                312                               5,000
Accretion of preferred stock.......                                           (312)
Foreign currency translation
  adjustment.......................                                                         92          92            92
Net income.........................                                            591                     591           591
                                     ----------     ----       -------    --------     -------     -------       -------
Balance at December 31, 1998.......  14,092,750     $ 14       $70,750    $(67,783)    $    92     $20,921       $   683
                                     ----------     ----       -------    --------     -------     -------       -------

                    POLYVISION CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                               SERIES A               SERIES B              SERIES C              SERIES D
                                            PREFERRED STOCK        PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK
                                         ---------------------   -------------------   -------------------   -------------------
                                           SHARES      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                         ----------   --------   --------   --------   --------   --------   --------   --------
Balance at December 31, 1998...........          --   $    --    256,951    $12,848    100,000     $5,000         --     $   --
Dividends on preferred stock...........
Conversion of preferred stock and
  accrued dividends....................                           (1,951)       (98)
Issuance of preferred stock............                                                 40,000      2,000
Issuance of preferred stock in
  connection with acquisition..........                                                                      120,000      6,000
Exercise of stock options..............
Foreign currency translation
  adjustment...........................
Net income.............................
                                         ----------   -------    -------    -------    -------     ------    -------     ------
Balance at December 31, 1999...........          --   $    --    255,000    $12,750    140,000     $7,000    120,000     $6,000
                                         ==========   =======    =======    =======    =======     ======    =======     ======

                                                                                         CUMULATIVE
                                                                                           FOREIGN
                                             COMMON STOCK        ADDITIONAL               CURRENCY                COMPREHENSIVE
                                         ---------------------    PAID-IN     RETAINED   TRANSLATION                  INCOME
                                           SHARES      AMOUNT     CAPITAL     DEFICIT    ADJUSTMENT     TOTAL         (LOSS)
                                         ----------   --------   ----------   --------   -----------   --------   --------------
Balance at December 31, 1998...........  14,092,750     $ 14      $70,750     $(67,783)    $    92     $20,921
Dividends on preferred stock...........                                        (1,857)                  (1,857)
Conversion of preferred stock and
  accrued dividends....................      35,443                   106                                    8
Issuance of preferred stock............                                                                  2,000
Issuance of preferred stock in
  connection with acquisition..........                                                                  6,000
Exercise of stock options..............      28,000                    28                                   28
Foreign currency translation
  adjustment...........................                                                     (1,004)     (1,004)      $(1,004)
Net income.............................                                         3,087                    3,087         3,087
                                         ----------     ----      -------     --------     -------     -------       -------
Balance at December 31, 1999...........  14,156,193     $ 14      $70,884     $(66,553)    $  (912)    $29,183       $ 2,083
                                         ==========     ====      =======     ========     =======     =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                              TWELVE MONTHS                          TWELVE MONTHS ENDED
                                                  ENDED       EIGHT MONTHS ENDED          APRIL 30,
                                              DECEMBER 31,       DECEMBER 31,      -----------------------
                                                  1999               1998            1998           1997
                                              -------------   ------------------   --------       --------
Cash flows from operating activities:
  Net income (loss).........................     $ 3,087           $   591          $1,010        $(5,109)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operations:
  Depreciation and amortization.............       4,264               781             382            498
  Amortization of deferred financing costs
    and accretion of debt discount..........       1,283               129              --             --
  Deferred interest expense.................         815               260              87            571
  Nonrecurring expenses.....................         443               750              --             --
  Gain on sale of assets....................        (322)               --            (307)            --
  Deferred income tax (benefit) provision...        (311)              194              --             --
  Other, net................................          --              (427)             50             94
Change in assets and liabilities, net of
  effects from businesses acquired:
  Accounts receivable.......................         338               729            (247)         1,007
  Inventories...............................       1,526              (601)         (1,183)           399
  Other assets..............................        (491)              110            (331)           316
  Accounts payable and accrued expenses.....      (1,988)           (1,170)           (119)          (689)
  Other liabilities.........................         611               123             120           (244)
                                                 -------           -------          ------        -------
Cash flows provided by (used for) operating
  activities................................       9,255             1,469            (538)        (3,157)
                                                 -------           -------          ------        -------
Cash flows from investing activities:
  Purchase of businesses, net of cash
    acquired................................     (24,364)          (65,728)             --             --
  Purchase of fixed assets..................      (2,209)             (586)           (539)          (435)
  Proceeds from sale of assets..............         663                --             307             35
  Other.....................................          52                --              --             --
                                                 -------           -------          ------        -------
Cash flows used for investing activities....     (25,858)          (66,314)           (232)          (400)
                                                 -------           -------          ------        -------
Cash flows from financing activities:
  Borrowings (repayments) from revolving
    credit facilities, net..................      (1,451)            1,565              --             --
  Long-term borrowings......................      22,000            70,000           1,587          1,046
  Repayments of long-term borrowings........        (913)           (3,365)         (1,500)          (220)
  Proceeds from issuance of preferred
    stock...................................       2,000             5,000              --             --
  Deferred financing costs..................        (771)           (3,750)             --             --
  Advances from The Alpine Group, Inc.......          --                --             559          2,476
  Other.....................................          28               (14)             --             --
                                                 -------           -------          ------        -------
Cash flows provided by financing
  activities................................      20,893            69,436             646          3,302
                                                 -------           -------          ------        -------
Effect of exchange rate changes on cash and
  cash equivalents..........................      (1,003)              (41)             --             --
                                                 -------           -------          ------        -------
Net increase (decrease) in cash and cash
  equivalents...............................       3,287             4,550            (124)          (255)
Cash and cash equivalents at beginning of
  period....................................       4,841               291             415            670
                                                 -------           -------          ------        -------
Cash and cash equivalents at end of
  period....................................     $ 8,128           $ 4,841          $  291        $   415
                                                 =======           =======          ======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                              TWELVE MONTHS
                                                           TWELVE MONTHS   EIGHT MONTHS           ENDED
                                                               ENDED          ENDED             APRIL 30,
                                                           DECEMBER 31,    DECEMBER 31,   ----------------------
                                                               1999            1998         1998          1997
                                                           -------------   ------------   --------      --------
Supplemental disclosures:
  Cash paid for interest.................................     $  6,900       $    609       $291          $245
                                                              --------       --------       ----          ----
  Cash paid for income taxes.............................     $  1,867       $     77       $ 15            --
                                                              --------       --------       ----          ----
Acquisition of business:
  Assets, net of cash acquired...........................     $ 37,502       $103,231
  Liabilities assumed....................................       (7,138)       (29,503)
  Issuance of Series D Preferred stock...................       (6,000)            --
  Issuance of note payable for acquisition...............           --         (8,000)
                                                              --------       --------
  Net cash paid..........................................     $ 24,364       $ 65,728
                                                              --------       --------
Exchange of preferred stock for common stock:
  Preferred stock acquired...............................     $     98
                                                              ========
  Accrued dividends......................................     $      8
                                                              ========
  Common stock issued....................................     $    106
                                                              ========
Investment advisory fee to The Alpine Group, Inc.
  ("Alpine")
  Issuance of common stock...............................                    $    300
  Issuance of preferred stock............................                         450
                                                                             --------
                                                                             $    750
                                                                             ========
Exchange transaction with Alpine:
  Preferred stock acquired...............................                    $(25,731)
                                                                             ========
  Issuance of preferred stock............................                      12,398
                                                                             ========
  Conversion of accrued dividends........................                       5,643
                                                                             ========
  Conversion of notes payable to Alpine..................                       7,388
                                                                             ========
  Issuance of common stock...............................                       7,126
                                                                             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLIVISION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS

    The accompanying consolidated financial statements include the accounts of PolyVision Corporation and its subsidiaries (collectively "PolyVision" or the "Company", unless the content otherwise requires). Significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company's operations are divided into three groups: the OEM (original equipment manufacture) Group, the Public Sector Group and the Commercial Group. The OEM Group, which includes the former operations of Alliance International Group, Inc. ("Alliance"), acquired in November 1998 (see Note 9), manufactures continuous coil Ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnel and people-moving systems. The OEM Group also produces proprietary projection screen surfaces, screen printed and non-screen printed Ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. The Public Sector Group, which includes the former operations of Nelson Adams Company, acquired in August 1999, (see Note 9), manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework and folding tables primarily to schools and offices. The Commercial Group manufactures and sells menuboard display systems to the fast food and convenience store industries and merchandising displays used principally by banks.

    On January 21, 2000, the Company entered into two separate asset purchase agreements for the purchase of substantially all of the assets and certain liabilities of American Chalkboard Company L.L.C. ("American Chalkboard") and Peninsular Slate Company ("Peninsular Slate") for approximately $10.0 million. The acquisitions will be accounted for using the purchase method and, as such, the purchase price will be allocated based on the fair value of the assets and liabilities at the date of the acquisitions. The acquisitions were funded by the proceeds of a $10.0 million increase of the Company's term loan A facility (see
Note 11). Both American Chalkboard and Peninsular Slate will be included in the Public Sector Group.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN FISCAL YEAR

    Effective December 23, 1998, the Company changed its fiscal year-end from April 30 to December 31. The eight month transition period from May 1, 1998 to December 31, 1998 precedes the start of the new fiscal year. See Note 8 for comparative consolidated income statements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior period financial statements to present them in a manner consistent with the current year.

USE OF ESTIMATES

    The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                    POLIVISION CORPORATION AND SUBSIDIARIES

CONCENTRATION OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. In the Public Sector Group, approximately 45%-55% of sales are concentrated in the construction industry. This high level of concentration is offset by the large number of customers comprising the customer base. In fact, a majority of these revenues are derived from educational institutions in the United States. Since most public school projects require performance bonds from general contractors, the Public Sector Group can make bond claims or file liens in the event of nonpayment for bona fide contract work performed. Ultimately, the taxing authority of municipalities and public school districts provides much of the funding for the school construction business. The Commercial Group's revenues are derived from a large customer base of fast-food restaurant chains and outfitters of municipal arenas and theater chains throughout the United States. Retrofits of large chains may result in significant customer concentrations of credit risk to the Commercial Group from time to time; however, in management's opinion, no such concentration existed at December 31, 1999.

    At December 31, 1999 and 1998, the Company's allowance for doubtful accounts was approximately $2.3 million and $2.6 million, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of long-term debt, including the Company's revolving credit facility, approximate fair value based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with maturity at acquisition of 90 days or less to be cash equivalents.

INVENTORIES

    Inventories are stated at the lower of cost or market, using the first-in, first-out ("FIFO") cost method. Market is net realizable value for finished goods and replacement cost for raw materials and work in process.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the lease term. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are as follows:

Furniture and fixtures......................................  5--10 years
Machinery and equipment.....................................  2--10 years
Buildings and improvements..................................  2--40 years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

                    POLIVISION CORPORATION AND SUBSIDIARIES

GOODWILL

    Goodwill represents the excess of purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over periods not exceeding 40 years. The Company reviews goodwill to assess recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. In performing such reviews, the Company estimates the future cash flows expected to result from each entity. If the sum of the expected future cash flows (undiscounted and without interest charges) were to be less than the carrying amount, an impairment loss would be recognized based on the difference between carrying values and estimated fair market value. As a result of such reviews, no impairment loss has been recognized. Accumulated amortization of goodwill was approximately $3.7 million and $1.8 million at December 31, 1999 and 1998, respectively.

REVENUE RECOGNITION

    Revenues from sales of products direct to end-users are recorded when title transfers, which is typically when shipment occurs. Revenues from construction contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimate total costs, which approximates contract performance to date. Approximately 45%, 46%, 42% and 57% of the Public Sector Group's revenues and approximately 45%, 51%, 52% and 65% of the related costs of revenues were from contracts for the periods ended
December 31, 1999 and 1998 and April 30, 1998 and 1997, respectively. Provisions for losses on uncompleted contracts are made in the period in which it is determined that a contract will ultimately result in a loss.

FOREIGN CURRENCY TRANSLATIONS

    The financial statements of the Company's foreign subsidiaries are translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities are translated to United States dollars at period-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity. Gains and losses which result from foreign currency transactions are included in the accompanying consolidated statements of operations and are not material for the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will be required to adopt the new statement in 2001. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the method of adoption. However, the Company believes the effect of adoption will not be material.

COMPREHENSIVE INCOME

    The Company reports comprehensive income in its Consolidated Statements of Stockholders' Equity (Deficit). The foreign currency translation adjustment is the sole component of other comprehensive income.

                    POLIVISION CORPORATION AND SUBSIDIARIES

3.  INVENTORIES

    At December 31, 1999 and 1998, the components of inventories were as follows:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials.............................................  $ 8,510    $ 7,035
Work in process...........................................      526        476
Finished goods............................................    4,997      5,573
                                                            -------    -------
                                                            $14,033    $13,084
                                                            =======    =======

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

    At December 31, 1999 and 1998, the components of prepaid expenses and other current assets were as follows:

                                                              1999         1998
                                                              ----       --------
                                                                (IN THOUSANDS)
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................   $1,982     $  838
Deferred tax assets.........................................    3,863        942
Other.......................................................    1,794      1,532
                                                               ------     ------
                                                               $7,639     $3,312
                                                               ======     ======

5.  CONTRACTS IN PROGRESS

    At December 31, 1999, the status of contract costs on uncompleted construction contracts was as follows:

                                            COSTS AND
                                            ESTIMATED    BILLINGS IN EXCESS
                                           EARNINGS IN      OF COSTS AND
                                            EXCESS OF        ESTIMATED
                                            BILLINGS          EARNINGS         TOTAL
                                           -----------   ------------------   --------
                                                         (IN THOUSANDS)
Costs and estimated earnings.............     $8,036           $3,140         $11,176
Billings.................................      6,054            3,924           9,978
                                              ------           ------         -------
                                              $1,982           $ (784)        $ 1,198
                                              ======           ======         =======

                    POLIVISION CORPORATION AND SUBSIDIARIES

    At December 31, 1998, the status of contract costs on uncompleted construction contracts was as follows:

                                             COSTS AND
                                             ESTIMATED    BILLINGS IN EXCESS
                                            EARNINGS IN      OF COSTS AND
                                             EXCESS OF        ESTIMATED
                                             BILLINGS          EARNINGS         TOTAL
                                            -----------   ------------------   --------
                                                          (IN THOUSANDS)
Costs and estimated earnings..............     $5,022           $2,473          $7,495
Billings..................................      4,184            2,976           7,160
                                               ------           ------          ------
                                               $  838           $ (503)         $  335
                                               ======           ======          ======

    Accounts receivable at December 31, 1999 and 1998 included amounts billed but not yet paid by customers under retainage provisions of approximately $3.3 million and $1.1 million, respectively. Such amounts are generally due within one year.

6.  PROPERTY, PLANT AND EQUIPMENT

    At December 31, 1999 and 1998, property, plant and equipment were as follows:

                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Land and improvements...................................  $    666   $    537
Buildings and improvements..............................     7,094      8,149
Machinery and equipment.................................    12,345     10,268
                                                          --------   --------
                                                            20,105     18,954
Less accumulated depreciation and amortization..........    (2,798)    (1,186)
                                                          --------   --------
    Property, plant and equipment, net..................  $ 17,307   $ 17,768
                                                          ========   ========

    Depreciation and amortization expense of property, plant and equipment for the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997 was approximately $2.3 million, $0.5 million, $0.4 million and $0.5 million, respectively.

7.  ACCRUED EXPENSES

    At December 31, 1999 and 1998, accrued expenses were as follows:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Accrued wages, salaries and employee benefits.............  $ 5,186    $ 5,324
Accrued taxes.............................................    1,975      1,331
Accrued warranty..........................................    1,235        758
Accrued insurance.........................................    1,595        663
Nonrecurring expenses.....................................    1,585        500
Other accrued expenses....................................    5,652      4,210
                                                            -------    -------
                                                            $17,228    $12,786
                                                            =======    =======

                    POLIVISION CORPORATION AND SUBSIDIARIES

8.  CHANGE IN FISCAL YEAR

    Effective December 23, 1998, the Company changed its fiscal year-end from April 30 to December 31. The eight-month transition period from May 1, 1998 to December 31, 1998 precedes the start of the new fiscal year. The unaudited financial information for the year ended December 31, 1998 is presented for comparative purposes and includes all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation.

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999        1998
                                                              --------   -----------
                                                                         (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
Net sales...................................................  $114,113     $45,180
Cost of goods sold..........................................    74,136      31,425
                                                              --------     -------
  Gross profit..............................................    39,977      13,755
Selling, general and administrative.........................    22,357      10,081
Amortization of goodwill....................................     1,913         295
Nonrecurring expenses.......................................     2,850       1,250
                                                              --------     -------
  Operating income..........................................    12,857       2,129
Interest expense............................................    (9,373)     (1,716)
Other income (expense), net.................................     1,265        (161)
                                                              --------     -------
  Income before income taxes and extraordinary gain.........     4,749         252
Provision for income taxes..................................    (1,662)       (301)
                                                              --------     -------
  Income (loss) before extraordinary gain on early
    extinguishment of debt..................................     3,087         (49)
Extraordinary gain on early extinguishment of debt..........        --         436
                                                              --------     -------
  Net income................................................     3,087         387
Preferred stock dividends...................................    (1,857)       (351)
Accretion of preferred stock................................        --        (312)
Gain on preferred stock conversion..........................        --      19,252
                                                              --------     -------
  Net income applicable to common stockholders..............  $  1,230     $18,976
                                                              ========     =======
Net income (loss) per share of common stock:
Basic:
  Income (loss) before extraordinary gain...................  $   0.22     $ (0.01)
  Extraordinary gain on early extinguishment of debt........        --        0.05
  Preferred stock dividends.................................     (0.13)      (0.04)
  Accretion of preferred stock..............................        --       (0.03)
  Gain on preferred stock conversion........................        --        2.10
                                                              --------     -------
  Net income per basic share of common stock................  $   0.09     $  2.07
                                                              ========     =======
Diluted:
  Income (loss) before extraordinary gain...................  $   0.17     $ (0.01)
  Extraordinary gain on early extinguishment of debt........        --        0.05
  Preferred stock dividends.................................     (0.11)      (0.04)
  Accretion of preferred stock..............................        --       (0.03)
  Gain on preferred stock conversion........................        --        2.10
                                                              --------     -------
  Net income per diluted share of common stock..............  $   0.06     $  2.07
                                                              ========     =======
Weighted average common shares outstanding:
  Basic.....................................................    14,123       9,187
                                                              --------     -------
  Diluted...................................................    17,460       9,187
                                                              --------     -------

                    POLIVISION CORPORATION AND SUBSIDIARIES

9.  ACQUISITIONS

    NELSON ADAMS COMPANY

    In August 1999, PolyVision acquired all of the outstanding common stock of
A. Lawer Corporation (doing business as Nelson Adams Company) ("Nelson Adams") for approximately $31.1 million, including expenses. The consideration consisted of $25.1 million in cash and $6.0 million in shares of PolyVision's Series D convertible preferred stock ("Series D Preferred Stock"). The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nelson Adams have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon a preliminary assessment of the fair values of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired was approximately $25.1 million and is being amortized on a straight-line basis over 40 years.

    The cash portion of the acquisition was funded by a $22.0 million increase in PolyVision's senior secured credit facility (see Note 11), $2.0 million in cash proceeds from the sale of shares of PolyVision's Series C convertible preferred stock ("Series C Preferred Stock") to Alpine and internal cash resources.

    ALLIANCE INTERNATIONAL GROUP

    In November 1998, the Company acquired from Wind Point Partners III, L.P. and certain minority stockholders all of the outstanding common stock of Alliance for $75.8 million, including expenses. The consideration consisted of $67.0 million in cash and $8.0 million in a 10% convertible subordinated promissory note due 2007. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Alliance have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the fair values of the assets and liabilities at the date of acquisition and is subject to adjustment. The excess of the purchase price over the net assets acquired was approximately $57.9 million and is being amortized on a straight-line basis over 40 years. In connection with the acquisition, the Company entered into a $60.0 million senior credit facility and $25.0 million in senior subordinated notes (see Note 11).

    In a related transaction (the "Exchange Transaction"), Alpine and another preferred stockholder exchanged approximately $25.7 million in liquidation value of the Company's Series A preferred stock ("Series A Preferred Stock") (plus accrued dividends) and indebtedness of approximately $7.4 million due from the Company for approximately 5.3 million shares of the Company's common stock and approximately $12.4 million in liquidation value of the Company's Series B convertible preferred stock ("Series B Preferred Stock"). As a result, Alpine currently owns directly approximately 48% of the Company's current outstanding shares of common stock.

PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations for fiscal 1999 and 1998, which give effect to the Nelson Adams and Alliance acquisitions as if the transactions occurred on May 1, 1998, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not

                    POLIVISION CORPORATION AND SUBSIDIARIES
purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                                EIGHT
                                                                                MONTHS
                                                               YEAR ENDED       ENDED
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Net sales...................................................    $129,401        $88,235
Income from operations before income taxes..................       8,395            370
Net income..................................................       5,816            240
Preferred stock dividends...................................      (2,292)        (1,512)
                                                                --------        -------
Net income (loss) applicable to common stockholders.........    $  3,524        $(1,272)
                                                                ========        =======
Net income (loss) per diluted share of common stock:
  Net income................................................    $   0.31        $  0.01
  Preferred stock dividend..................................       (0.11)         (0.09)
                                                                --------        -------
    Net income (loss) per share of common stock.............    $   0.20        $ (0.08)
                                                                ========        =======

    The pro forma statements above do not include nonrecurring charges or extraordinary charges for the periods presented. In addition, the earnings per share calculation excludes the one-time gain as a result of the Exchange Transaction and the accretion of the preferred stock for the period ended December 31, 1998.

10. NONRECURRING EXPENSES

    In connection with the Nelson Adams acquisition, the Company recorded a pre-tax nonrecurring restructuring charge of approximately $2.9 million. The charge relates primarily to the consolidation of the Company's Public Sector Group with those of the acquired Nelson Adams' operations. Included in the restructuring charge were (i) $0.3 million for future operating expenses associated with the closure of a manufacturing facility, mainly a noncancelable operating lease, (ii) $0.8 million for replacing duplicative, existing computer hardware and its related noncancelable operating lease, (iii) $1.3 million for severance cost related to the termination of employment of 58 employees due to duplicative functions, (iv) $0.2 million for cost incurred to consolidate the operations of the closed facility, and (v) $0.3 million for other cost incurred related to duplicative functions. As of December 31, 1999, the Company had
(i) severed 55 employees at a total cost of $0.7 million, (ii) incurred
$0.1 million in cost associated with the closed manufacturing facility,
(iii) written off $0.4 million of the associated cost of the duplicative computer hardware and (iv) incurred $0.3 million in costs associated with replacing duplicative functions.

    In conjunction with the Alliance acquisition, the Company recorded a pre-tax nonrecurring restructuring charge of $0.5 million related to the costs to be incurred at the Company's existing manufacturing facilities in connection with the consolidation of duplicative manufacturing capacity and administrative functions and a $0.8 million investment advisory fee to Alpine. The
$0.5 million represented approximately $0.2 million of employee termination costs, $0.1 million of unusable inventory and supplies and $0.2 million of facility costs. All of these costs were paid at December 31, 1999.

    In April 1997, the Company discontinued its research and development efforts ("APV") relating to a proprietary flat panel display technology and began to market technology solely through third-party licensing agreements. This decision resulted in a restructuring charge of approximately $0.7 million in 1997 representing severance pay and benefits and the write-down of assets to net realizable value. All of these costs were paid as of December 31, 1998.

                    POLIVISION CORPORATION AND SUBSIDIARIES

11. DEBT

    At December 31, 1999 and 1998, debt consisted of the following:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Revolving credit facility (a).............................  $    --    $ 1,557
Term loan A (a)...........................................   32,693     24,873
Term loan B (a)...........................................   30,823     20,000
Senior subordinated note (b)..............................   25,000     25,000
Convertible subordinated promissory note (c)..............    8,905      8,000
Other.....................................................      943        831
                                                            -------    -------
    Total debt............................................   98,364     80,261
Less current maturities of long-term debt.................   (4,616)      (598)
Less warrant valuation (b)................................   (4,498)    (5,152)
                                                            -------    -------
Long-term debt............................................  $89,250    $74,511
                                                            =======    =======

    The aggregate maturities of long-term debt for the five years subsequent to December 31, 1999 were as follows:

YEAR ENDING DECEMBER 31,                                       AMOUNT
------------------------                                      ---------
2000........................................................   $ 4,616
2001........................................................     6,864
2002........................................................     7,666
2003........................................................     9,402
2004........................................................    12,502
Thereafter..................................................    57,314
                                                               -------
                                                               $98,364
                                                               =======

a) In connection with the November 1998 acquisition of Alliance (see Note 9), the Company entered into a $60.0 million senior secured credit facility consisting of (i) a $15.0 million revolving line of credit of which $9.5 million is available in the United States and $5.5 million (subject to currency fluctuation) is available in Europe, (ii) a $25.0 million term loan A facility of which $4.4 million was loaned in the United States and $20.6 million was loaned in Europe, and (iii) a $20.0 million term loan B facility, all loaned in the United States (collectively, the "Senior Credit Facilities").

    In connection with the August 1999 acquisition of Nelson Adams, the Company amended the Senior Credit Facility to increase the term loan A by $22.0 million. The amendment did not materially change the financial and non-financial covenants. The repayments related to the amendment were consistent with the repayment schedule of the prior facilities.

    Advances under the revolving credit facility in the United States may not at any time exceed an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable and 60% of eligible inventory and in Europe may not exceed an amount equal to the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. Interest is payable at least quarterly based upon either the prime rate of interest or the prevailing LIBOR rate plus an applicable spread, as specified. The facility terminates on November 20, 2004. At December 31, 1999, no amounts were outstanding under the revolving line of credit.

                    POLIVISION CORPORATION AND SUBSIDIARIES

    The term loan A facility is repayable quarterly in varying amounts with such principal installments weighted so that the majority of payments do not come due until the later years. Interest is also payable at least quarterly based upon either the prime rate of interest or the prevailing LIBOR rate plus an applicable spread, as specified. The term loan A facility terminates on October 31, 2004.

    The term loan B facility is repayable quarterly in varying amounts with such principal installments weighted so that the majority of payments do not come due until the later years. Interest is also payable at least quarterly based upon either the prime rate of interest or the prevailing LIBOR rate plus an applicable spread, as specified. The term loan B facility terminates on October 31, 2005.

    In order to limit the effect of changes in interest rates on the Company's Senior Credit Facilities, the Company has entered into interest-rate swap agreements, which expire at various dates through February 2002. Amounts currently due to or from interest rate swap counter parties are recorded in interest expense in the period in which they occur. The Company does not enter into financial instruments for trading or speculative purposes. The agreements protect $29.7 million of outstanding floating rate debt at December 31, 1999. The fair value of the interest rate cap agreements is the amount at which they could be settled, based on estimates from brokers. The fair market value of the interest rate swaps was approximately $0.4 million at December 31, 1999.

    The obligations under the Senior Credit Facilities are secured by substantially all of the assets of the Company and its subsidiaries. The common stock of all subsidiaries has been pledged to secure the guarantees provided by the subsidiaries.

b) The $25.0 million senior subordinated notes are due December 2006. Interest is payable quarterly at 12.5%. The Company issued the notes with a detachable warrant to purchase up to 2,986,467 shares of the Company's common stock at $.001 per share. The holders may exercise the warrants at any time during their ten-year term. The Company has valued these warrants at $1.75 per share and is amortizing them to interest expense over the life of the notes.

c) The convertible subordinated promissory note was issued in connection with the Alliance acquisition to the previous shareholders of Alliance. Interest accrues at a rate of 10% per year and is added to the note. The note, including accrued interest, is due on November 20, 2007. The note may be converted into shares of the Company's common stock at a conversion price of $3.00 per share. However, if the note has not been repaid by November 20, 2004, the conversion price will be reduced by $.25 to $2.75 per share and will be reduced by another $.25 per share on each anniversary thereafter to a final conversion price of $2.00 per share on November 20, 2007.

    The above debt agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness.

                    POLIVISION CORPORATION AND SUBSIDIARIES

12. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997 was as follows:

                                                     DECEMBER 31,                                  APRIL 30,
                            ---------------------------------------------------------------   -------------------
                                         1999                             1998                       1998
                            ------------------------------   ------------------------------   -------------------
                                                    PER                              PER
                              NET                  SHARE       NET                  SHARE       NET
                             INCOME     SHARES     AMOUNT     INCOME     SHARES     AMOUNT     INCOME     SHARES
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to
  common stock before
  extraordinary gain......   $1,230                           $  (24)                          $ (535)
Less: preferred stock
  dividends...............   (1,857)                            (179)                          (1,545)
                             ------                           ------                           ------
Basic earnings per common
  share before
  extraordinary gain......    3,087     14,123     $ 0.22        155     9,506      $0.02       1,010      8,562
                                                   ======                           =====
Dilutive impact of stock
  options, warrants and
  grants..................       --      3,337                    --        --                     --         --
                             ------     ------                ------     -----                 ------     ------
Diluted earnings per
  common share before
  extraordinary gain......   $3,087     17,460     $ 0.17     $  155     9,506      $0.02      $1,010      8,562
                             ======     ======     ======     ======     =====      =====      ======     ======

                                            APRIL 30,
                            -----------------------------------------
                              1998                  1997
                            --------   ------------------------------
                              PER                              PER
                             SHARE       NET                  SHARE
                             AMOUNT     INCOME     SHARES     AMOUNT
                            --------   --------   --------   --------
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to
  common stock before
  extraordinary gain......             $(7,168)
Less: preferred stock
  dividends...............              (2,059)
                                       -------
Basic earnings per common
  share before
  extraordinary gain......   $0.12      (5,109)     8,535     $(0.60)
                             =====                           =======
Dilutive impact of stock
  options, warrants and
  grants..................                  --         --
                                       -------    -------
Diluted earnings per
  common share before
  extraordinary gain......   $0.12     $(5,109)     8,535     $(0.60)
                             =====     =======    =======    =======

    During 1999 and 1998, the convertible preferred stock (see Note 15) and convertible promissory note (see Note 11) were antidilutive. For the eight months ended December 31, 1998 and the years ended April 30, 1998 and 1997, the Company had net operating losses before extraordinary gain applicable to common stockholders, therefore there were no reconciling dilutive securities as all options, warrants and grants outstanding to purchase common stock would have been antidilutive had they been exercised.

    In accordance with accounting principles generally accepted in the United States, the Exchange Transaction (see Note 9) was accounted for as a redemption of preferred stock at a discount to the carrying value, and therefore, the excess of the carrying amount of the preferred stock over the fair value of the consideration transferred to the holders of the preferred stock was added to net income attributable to common stockholders as a gain on conversion for the period ended December 31, 1998.

13. EMPLOYEE BENEFITS

DEFINED CONTRIBUTION PLANS

    The Company maintains three 401(k) savings plans covering substantially all of its domestic employees who meet minimum age and service requirements.

    - The Alliance 401(k) savings plan matches employee contributions equal to 50% of the participant's contribution up to $1,000 annually for each union participant and $1,050 annually for each nonunion participant. Contributions vest to the participants at a rate of 20% per year. In addition, Alliance has the authority to contribute profit sharing payments for the accounts of eligible employees. Alliance did not elect to make any such contributions in 1999 or 1998.

                    POLIVISION CORPORATION AND SUBSIDIARIES

    - The Greensteel 401(k) savings plan matches all nonunion employee contributions of up to 6% of compensation at a rate of 50%.

    - The Nelson Adams 401(k) savings plan is non-contributing. Nelson Adams has the authority to contribute profit sharing payments for the account of eligible employees.

    Amounts charged against income for the above plans totaled approximately $0.2 million, $0.1 million, $0.1 million and $0.2 million for the fiscal year ended December 31, 1999, the eight months ended December 31, 1998 and the fiscal years ended April 30, 1998 and 1997, respectively.

    The Company's European operation maintains a defined contribution pension plan covering all European employees. Contributions to the plan are paid by both the Company and the employees. The Company's contributions are allocated on the basis of gross salaries. Pension expense amounted to approximately $0.3 million and $31,000 for the fiscal year ended December 31, 1999 and the eight months ended December 31, 1998, respectively.

DEFINED BENEFIT PENSION PLAN

    The Company previously maintained a defined benefit pension plan covering substantially all hourly employees. The plan provided pension benefits based on the employee's years of service. The Company's funding policy was to make annual contributions to the extent deductible for federal income tax purposes. Benefits under the plan were curtailed and ceased to accrue on March 31, 1996. The Company applied for and received approval for termination of the plan from the Pension Benefit Guaranty Corporation and the Internal Revenue Service. On
March 10, 1997, benefits were paid to each plan participant in the form of a lump-sum distribution based on each participant's accrued benefit and the plan was terminated. During the fiscal year ended April 30, 1998, the Company incurred a settlement loss under the defined benefit pension plan of approximately $0.3 million related to a change in the method used to calculate the lump-sum distribution of the terminated defined benefit pension plan.

    Certain union employees of the Company are covered by multiemployer defined benefit retirement plans. These employees perform services for the Company on various contract installation projects and are employed only during the installation period. Expenses relating to these plans amounted to approximately $0.1 million for each of the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997, respectively.

14. STOCK OPTION AND STOCK GRANT PLANS

    The Company has the following long-term equity incentive plans:

    - The PolyVision 1999 Stock Option Plan (the "1999 Plan") was adopted on January 26, 1999. Under the 1999 Plan, the Company reserved 1,000,000 shares of the Company's common stock for option grants to key personnel. Participation in the 1999 Plan is generally limited to key employees of PolyVision and its subsidiaries. The 1999 Plan provides for the granting of incentive and non-qualified stock options. Options granted under the 1999 Plan cannot be exercised after ten years from the date of grant. During the year and period ended December 31, 1999 and 1998, the Company granted 411,000 and 575,000 options under the 1999 Plan, respectively. As of December 31, 1999, there are 174,000 shares available for issuance under the 1999 Plan.

    - The PolyVision 1994 Stock Option Plan (the "1994 Plan") was adopted in
      May 1995. Under the 1994 Plan, the Company has granted options to purchase 400,000 shares of the Company's common stock to key personnel. Options granted under the 1994 Plan cannot be exercised after ten years

                    POLIVISION CORPORATION AND SUBSIDIARIES
     from the date of grant. During 1999, the Board of Directors terminated the 1994 Plan. No additional options were issued during 1999 under the 1994 Plan.

    - The 1995 Directors Stock Option Plan (the "1995 Directors Plan") was adopted in April 1996. Under the 1995 Directors Plan, the Company has granted option to purchase 300,000 shares of the Company's common stock to directors of the Company. Options granted under the 1995 Directors Plan cannot be exercised after ten years from the date of grant. During 1999, the Board of Directors terminated the 1995 Directors Plan. No additional options were issued during 1999 under the 1995 Directors Plan.

    - The 1995 Directors Stock Grant Plan (the "1995 Directors Grant Plan") was adopted April 1996. Under the 1995 Directors Grant Plan, 200,000 shares of the Company's common stock have been reserved for issuance. At
      December 31, 1999, an aggregate of 100,000 shares had been granted. During the periods ended December 31, 1998 and April 30, 1998 and 1997, 46,333, 21,000 and 10,689 shares, respectively, were granted. For the periods ended December 31, 1998 and April 30, 1998 and 1997, charges relating to the current year vesting of these grants were $9,000, $50,000 and $94,000 respectively. These grants typically vest over three to five years. All shares issued under this plan vested during 1999.

    SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in 1997, and, if fully adopted, changed the method for recognition of cost on stock-based plans similar to those of the Company. In accordance with the provisions of SFAS No. 123, the Company elected to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans (including options issued under the above plans). Had the Company elected to recognize compensation expense based on the fair value at the grant date for awards under its stock-based compensation plans as prescribed by SFAS No. 123, the pro forma net income (loss) for the year ended December 31, 1999, eight month period ended December 31, 1998 and the years ended April 30, 1998 and 1997, would have been:

                                                                 DECEMBER 31,            APRIL 30,
                                                              -------------------   -------------------
                                                                1999       1998       1998       1997
                                                              --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)...........................................   $2,897     $ 524      $  947    $(5,211)
Basic net income (loss) per share of common stock...........   $ 0.21     $2.03      $(0.07)   $ (0.85)
Diluted net income (loss) per share of common stock.........   $ 0.17     $2.03      $(0.07)   $ (0.85)

    The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997, respectively: dividend yield of 0% for each year; expected volatility of 105% for December 31, 1999, 50% for December 31, 1998 and 20% for each previous year; risk-free interest rate of 5.68% for December 31, 1999, 5.61% for December 31, 1998, 6.13% for April 30, 1998, and 6.44% for April 30, 1997; and
an expected life of five years for each period presented. The weighted-average fair value of options granted during the year ended December 31, 1999 was $1.58.

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee and consultant stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the

                    POLIVISION CORPORATION AND SUBSIDIARIES
fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The following table summarizes stock option activity for the periods ended December 31, 1999, December 31, 1998 and April 30, 1998 as follows:

                                                                SHARES      WEIGHTED-AVERAGE
                                                              OUTSTANDING    EXERCISE PRICE
                                                              -----------   ----------------
Outstanding at April 30, 1997...............................     297,500         $2.97
  Exercised.................................................          --            --
  Canceled..................................................          --            --
  Granted...................................................     120,000          1.00
                                                               ---------         -----
Outstanding at April 30, 1998...............................     417,500          2.35
  Exercised.................................................          --            --
  Canceled..................................................     (97,500)         3.58
  Granted...................................................     721,000          1.45
                                                               ---------         -----
Outstanding at December 31, 1998............................   1,041,000          1.58
  Exercised.................................................     (28,000)         1.00
  Canceled..................................................    (172,000)         1.45
  Granted...................................................     411,000          1.99
                                                               ---------         -----
Outstanding at December 31, 1999............................   1,252,000         $1.74
                                                               ---------         -----

    Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 1999 was as follows:

                                                             OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                       ----------------------------------------------------------------
                                                                              WEIGHTED        -------------------------------
                                                                              AVERAGE
                  RANGE OF             NUMBER OF      WEIGHTED AVERAGE      CONTRACTUAL       NUMBER OF      WEIGHTED AVERAGE
               EXERCISE PRICES          SHARES         EXERCISE PRICE       LIFE (YEARS)       SHARES         EXERCISE PRICE
            ---------------------      ---------      ----------------      ------------      ---------      ----------------
            $1.00-1.50                  751,000            $1.33                 8.27          350,700            $1.23
            $1.75-2.19                  401,000             1.99                 9.64               --               --
                $3.86                   100,000             3.86                 5.75          100,000             3.86

15. COMMON AND PREFERRED STOCK

COMMON STOCK

    During fiscal 1999, the stockholders of the Company approved an amendment to increase the number of authorized shares of common stock from 25.0 million to
40.0 million.

PREFERRED STOCK

    The Company is authorized to issue up to 300,000 shares of its Series B Preferred Stock, par value $0.01 per share, 150,000 shares of its Series C Preferred Stock, par value $0.01 per share and 120,000 shares of its Series D Preferred Stock, par value $0.01 per share. At December 31, 1999, the Company had outstanding 255,000 shares of Series B Preferred Stock, 140,000 shares of Series C Preferred Stock and 120,000 shares of Series D Preferred Stock.

                    POLIVISION CORPORATION AND SUBSIDIARIES

    During fiscal 1998, the Company, as part of the Exchange Transaction (see
Note 9), issued to Alpine and another company 247,951 shares of Series B Preferred Stock in exchange for all of the then outstanding shares of the Company's Series A Preferred Stock. In addition, the Company issued to Alpine 9,000 shares of Series B Preferred Stock as compensation for structuring and assisting the Company in completing the acquisition of Alliance (see Note 9). During fiscal 1999, 1,951 shares of Series B Preferred Stock, plus accrued dividends, were converted into 35,443 shares of the Company's common stock.

    The Series B Preferred Stock earns cumulative cash dividends at an annual rate of 9% and has priority as to dividends over the common stock. In the case of the voluntary or involuntary liquidation or dissolution of the Company, the holders of the Series B Preferred Stock will be entitled to receive a liquidation price of $50.00 per share ($12,750,000 aggregate liquidation value at December 31, 1999), plus any accrued and unpaid dividends. These dividends are prohibited through July 2001 under the terms of the Company's senior subordinated credit facility and thereafter are restricted in amount and can only be paid if the Company is in compliance with specified financial ratios. These shares have no voting rights, except for certain significant business transactions of the Company, and have customary antidilution provisions for stock dividends, stock splits, share combinations, recapitalizations and other capital adjustments. The Series B Preferred Stock may be converted into 4,250,000 shares of the Company's common stock at any time at a conversion price of $3.00 per share.

    During fiscal 1999, the Company sold 40,000 shares of its Series C Preferred Stock to Alpine for $2.0 million. The proceeds were used to finance a portion of the purchase price for Nelson Adams (see Note 9). In November 1998, the Company sold 100,000 shares of its Series C Preferred Stock to Alpine for $5.0 million, the proceeds of which were used to finance a portion of the purchase price for Alliance (see Note 9). The Series C Preferred Stock may be converted at any time into 3,500,000 shares of common stock at a conversion price of $2.00 per share. Other than the conversion price, the terms of the Series C Preferred Stock are identical to the terms of the Series B Preferred Stock and rank equally with respect to distribution rights upon the liquidation, dissolution or winding-up of the affairs of the Company and with respect to dividend rights.

    During fiscal 1999, the Company issued 120,000 shares of its Series D Preferred Stock as partial consideration for the Nelson Adams acquisition (see
Note 9). The shares of Series D Preferred Stock rank senior to all other classes of capital stock except for the Series B Preferred Stock and the Series C Preferred Stock, as to which they rank equally. The Series D Preferred Stock earns cumulative cash dividends at an annual rate of 8% and has priority as to dividends over the common stock. The Series D Preferred Stock and Series C Preferred Stock may be converted into 1,500,000 shares of common stock at any time at a conversion price of $4.00 per share. Other than conversion price, the terms of Series D Preferred Stock are substantially identical to the terms of the Series B Preferred Stock and the Series C Preferred Stock.

                    POLIVISION CORPORATION AND SUBSIDIARIES

16. INCOME TAXES

    The sources of income (loss) before income taxes and extraordinary gain for the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997 were as follows:

                                                  DECEMBER 31            APRIL 30,
                                              -------------------   -------------------
                                                1999       1998       1998       1997
                                              --------   --------   --------   --------
                                                           (IN THOUSANDS)
United States...............................   $1,826     $(204)     $1,025    $(5,109)
Foreign.....................................    2,923       645          --         --
                                               ------     -----      ------    -------
Income (loss) before income taxes and
  extraordinary gain........................   $4,749     $ 441      $1,025    $(5,109)
                                               ------     -----      ------    -------

    The provision (benefit) for income taxes for the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997 comprised the following:

                                                       DECEMBER 31,            APRIL 30,
                                                    -------------------   --------------------
                                                      1999       1998       1998       1997
                                                    --------   --------   --------   ---------
                                                                  (IN THOUSANDS)
Current:
  Federal.........................................   $   --      $ --       $15      $      --
  State...........................................       --        --        --             --
  Foreign.........................................    1,973        92        --             --
                                                     ------      ----       ---      ---------
                                                      1,973        92        15             --
Deferred:
  Federal.........................................     (543)       --        --             --
  State...........................................      252        --        --             --
  Foreign.........................................      (20)      194        --             --
                                                     ------      ----       ---      ---------
                                                       (311)      194        --             --
                                                     ------      ----       ---      ---------
Provision for income taxes........................   $1,662      $286       $15      $      --
                                                     ======      ====       ===      =========

                    POLIVISION CORPORATION AND SUBSIDIARIES

    The provision for income taxes differed from the amount computed by applying the U.S. federal income tax rate for the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997 because of the following items:

                                                   DECEMBER 31,            APRIL 30,
                                                -------------------   -------------------
                                                  1999       1998       1998       1997
                                                --------   --------   --------   --------
                                                             (IN THOUSANDS)
Expected income tax expense at U.S. federal
  statutory tax rate..........................   $1,659      $154      $ 359     $(1,788)
State income tax expense, net of federal
  income tax benefit..........................      308        26         62        (307)
Goodwill amortization not deductible..........      493        86         50          50
Alternative minimum tax.......................       --        --         15          --
Non-deductible expense........................      308       109         --          --
Deemed dividend...............................      396       125         --          --
Change in valuation allowance.................   (1,674)     (272)      (471)      2,045
Difference in foreign and U.S. statutory
  rate........................................      172        58         --          --
                                                 ------      ----      -----     -------
    Provision for income taxes................   $1,662      $286      $  15     $    --
                                                 ======      ====      =====     =======

    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts and for the expected future tax benefit to be derived from tax loss carryforwards. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets (including tax loss carryforwards) is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Although no assurance can be given that sufficient taxable income will be generated for utilization of certain of the Company's consolidated net operating loss carryforwards or for reversal of certain temporary differences, the Company believes it is likely that all of the net deferred tax asset, after valuation allowance, will be realized.

                    POLIVISION CORPORATION AND SUBSIDIARIES

    Items that result in deferred tax assets and liabilities and the related valuation allowance at December 31, 1999 and 1998 were as follows:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Inventory.................................................   $  336     $   --
  Bad debt allowance........................................      415        372
  Accruals not currently deductible for tax.................    3,108      1,408
  Net operating loss carryforwards..........................    7,138      9,571
  Other.....................................................      150         --
                                                               ------     ------
    Total deferred tax assets...............................   11,147     11,351
Less valuation allowance....................................    6,835     10,813
                                                               ------     ------
    Net deferred tax assets.................................    4,312        538
                                                               ------     ------
Deferred tax liabilities:
  Depreciation..............................................    4,453      3,893
  Goodwill..................................................      389         --
  Other.....................................................       --      1,121
                                                               ------     ------
    Total deferred tax liabilities..........................    4,842      5,014
                                                               ------     ------
    Net deferred tax liability..............................   $  530     $4,476
                                                               ======     ======

    As reflected above, the Company established a valuation allowance of approximately $6.8 million and $10.8 million as of December 31, 1999 and 1998, respectively, due to uncertainty regarding the realizability of certain deferred tax assets. The valuation primarily relates to operating loss carryforwards, which are available to reduce future taxable income of certain entities.

    As of December 31, 1999, the Company had approximately $15.8 million in unused federal net operating loss carryforwards. The use of approximately
$13.6 million of the carryforwards are restricted as a result of ownership changes under Section 382 of the Internal Revenue Code and other limitations. The carryforwards expire in various amounts from fiscal 2003 through fiscal 2019. Based on the Company's history of prior operating losses, no assurance can be given that sufficient taxable income will be generated for utilization of any net operating loss carryforwards and reversal of temporary differences.

17. ROYALTIES PAYABLE

    With the discontinuance of the operations of APV as of April 30, 1997 (see
Note 10), the Company entered into an agreement in June 1998 that terminated a royalty arrangement with Connecticut Innovations Inc. The agreement provided for the Company to deliver 9,509 registered shares of Alpine common stock and a payment of approximately $0.1 million in the form of a promissory note in exchange for the extinguishment of approximately $0.8 million in past obligation. The purchase of the Alpine common stock was financed by loans from Alpine. In connection with this agreement, the Company recorded an extraordinary gain of approximately $0.4 million in 1998. The remaining portion of the promissory note of $62,500 is due in July 2000.

                    POLIVISION CORPORATION AND SUBSIDIARIES

18. RELATED-PARTY TRANSACTIONS

    During fiscal 1999, the Company entered into non-cancelable operating leases for three manufacturing facilities and three sales offices from certain employees of the Company. These leases expire at various times through 2016. Rental expense under these non-cancelable leases amounted to approximately
$0.2 million in 1999. In the opinion of management, the terms of these leases are as favorable as those which could be obtained from unrelated lessors.

    In November 1998, the Company entered into the Exchange Transaction with Alpine (see Note 9), in which Alpine exchanged approximately $25.2 million in liquidation value of its Series A Preferred Stock (plus accrued dividends) and indebtedness of approximately $7.4 million for approximately 5.2 million shares of the Company's common stock and approximately $12.3 million in liquidation value of the Company's Series B Preferred Stock. In addition, the Company issued to Alpine 209,790 shares of its common stock and 9,000 shares of its Series B Preferred Stock as compensation for structuring and assisting the Company in its acquisition of Alliance. As a result of these transactions, Alpine's ownership increased to approximately 48% of the Company's outstanding common stock.

19. COMMITMENTS AND CONTINGENCIES

    The Company and its subsidiaries lease property, plant and equipment under a number of leases extending for varying periods of time. Operating lease rental expense including related-party leases amounted to approximately $0.6 million, $0.4 million, $0.6 million and $0.6 million for the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997, respectively.

    Minimum rental commitments as of December 31, 1999 under non-cancelable leases, including related-party leases, with terms of more than one year are as follows (in thousands):

YEAR ENDING
DECEMBER 31,                                                      AMOUNT
------------                                                  --------------
                                                              (IN THOUSANDS)
2000........................................................      $1,381
2001........................................................       1,242
2002........................................................         826
2003........................................................         406
2004........................................................         268
Thereafter..................................................       2,303
                                                                  ------
  Total.....................................................      $6,426
                                                                  ======

    During fiscal 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants, including the Company, seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including the Company, to challenge the applicability of the NJCFA. The amended complaint was served during April 1997, and Plaintiff currently seeks approximately $1.4 million in damages, from all

                    POLIVISION CORPORATION AND SUBSIDIARIES
defendants, as well as treble damages under NJCFA. The Company has served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third party claims against an adhesives supplier whose product was utilized by the Company in fabricating the subject panels. As of the date hereof, discovery is continuing but it is premature to render an estimate of the outcome of the litigation.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon the Company's consolidated financial position, liquidity or results of operations.

    The Company is partially self-insured for workers' compensation claims in the United States. The Company has accrued for its workers' compensation claims based on an assessment of claims outstanding, as well as an estimate (based on experience) of incurred workers' compensations claims which have not yet been reported.

    Approximately 29% of the Company's hourly labor force is covered by collective bargaining agreements. There are five contracts representing 8% of the Company's employees that will expire within one year.

    Certain executives of the Company have employment contracts, which generally provide minimum base salaries, cash bonuses based on the Company's achievement of certain performance objectives, stock options, and certain retirement and other employee benefits. Further, in the event of termination other than for "cause" or voluntary resignation for "good reason," accompanied by a change in control of PolyVision, as defined, such employment agreements provide for severance payments not in excess of two times annual cash compensation and bonus and the continuation for stipulated periods of other benefits.

20. SEGMENT REPORTING

    The Company currently conducts business through three operating divisions:
OEM, Public Sector, and Commercial. The accounting policies of the divisions are the same as described in the summary of significant accounting policies. PolyVision evaluates divisional performance based on income from operations. Sales for each division are based on the location of the third-party customer. All significant intercompany transactions between divisions have been eliminated. PolyVision's selling, general and administrative expenses are charged to each division based on where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment. Included in corporate and other are corporate expenses and expenses associated with the Company's information display technology during the year ended April 30, 1997.

                    POLIVISION CORPORATION AND SUBSIDIARIES

    The following provides information about each business segment for the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997:

                                                                                 TWELVE MONTHS
                                           TWELVE MONTHS   EIGHT MONTHS              ENDED
                                               ENDED           ENDED               APRIL 30,
                                           DECEMBER 31,    DECEMBER 31,    -------------------------
                                               1999            1998           1998          1997
                                           -------------   -------------   -----------   -----------
                                                                (IN THOUSANDS)
Net sales:
  OEM Group..............................     $ 45,508       $  6,617        $    --       $    --
  Public Sector Group....................       61,052         23,058         27,813        26,152
  Commercial Group.......................        7,553          4,202          6,354         6,081
                                              --------       --------        -------       -------
                                              $114,113       $ 33,877        $34,167       $32,233
                                              ========       ========        =======       =======
Depreciation and amortization expense:
  OEM Group..............................     $  3,247       $    490        $    --       $    --
  Public Sector Group....................          779            143            169           106
  Commercial Group.......................          238            148            213           191
  Corporate and other....................           --             --             --           201
                                              --------       --------        -------       -------
                                              $  4,264       $    781        $   382       $   498
                                              ========       ========        =======       =======
Operating income (loss):
  OEM Group..............................     $  9,075       $  1,325        $    --       $    --
  Public Sector Group....................        3,861          2,032          1,275        (1,227)
  Commercial Group.......................          734            285            552           (75)
  Corporate and other....................         (813)        (1,592)          (435)       (2,987)
                                              --------       --------        -------       -------
                                              $ 12,857       $  2,050        $ 1,392       $(4,289)
                                              ========       ========        =======       =======
Capital expenditures:
  OEM Group..............................     $  1,070       $    411        $    --       $    --
  Public Sector Group....................        1,030            102            520           228
  Commercial Group.......................          109             73             19           207
                                              --------       --------        -------       -------
                                              $  2,209       $    586        $   539       $   435
                                              ========       ========        =======       =======
Identifiable assets:
  OEM Group..............................     $ 83,329       $ 98,798        $    --       $    --
  Public Sector Group....................       56,296         13,891         12,252        10,925
  Commercial Group.......................        7,068          6,021          5,995         5,446
  Corporate and other....................       10,241          3,498            217           530
                                              --------       --------        -------       -------
                                              $156,934       $122,208        $18,464       $16,901
                                              ========       ========        =======       =======

                    POLIVISION CORPORATION AND SUBSIDIARIES

    Geographic financial information for the periods ended December 31, 1999 and 1998 and April 30, 1998 and 1997 were as follows:

                                                                                 TWELVE MONTHS
                                           TWELVE MONTHS   EIGHT MONTHS              ENDED
                                               ENDED           ENDED               APRIL 30,
                                           DECEMBER 31,    DECEMBER 31,    -------------------------
                                               1999            1998           1998          1997
                                           -------------   -------------   -----------   -----------
                                                                (IN THOUSANDS)
Net sales:
  North America..........................     $ 80,168        $30,052        $34,167       $32,233
  Belgium................................       21,232          2,546             --            --
  Europe, other..........................       12,713          1,279             --            --
                                              --------        -------        -------       -------
                                              $114,113        $33,877        $34,167       $32,233
                                              ========        =======        =======       =======
Long-lived assets:
  North America..........................     $ 79,715        $55,832        $ 5,215       $ 5,294
  Belgium................................       21,620         24,142             --            --
  Europe, other..........................          872          3,114             --            --
                                              --------        -------        -------       -------
                                              $102,207        $83,088        $ 5,215       $ 5,294
                                              ========        =======        =======       =======

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           FISCAL 1999 QUARTER ENDED
                                          -----------------------------------------------------------
                                          MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31     YEAR
                                          --------   --------   ------------   -----------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................  $22,288    $26,816       $36,432       $28,577     $114,113
Gross profit............................    7,223      9,906        13,146         9,702       39,977
Operating income........................    1,633      4,435         6,202           587       12,857
Net income (loss).......................     (583)     1,862         2,630          (822)       3,087
Preferred stock dividends...............     (402)      (402)         (483)         (570)      (1,857)
                                          -------    -------       -------       -------     --------
  Net income (loss) applicable to common
    stock...............................  $  (985)   $ 1,460       $ 2,147       $(1,392)    $  1,230
                                          =======    =======       =======       =======     ========
Net income (loss) per diluted share of
  common stock:
  Net income (loss).....................  $ (0.04)   $  0.09       $  0.12       $ (0.05)    $   0.17
  Preferred stock dividends.............    (0.03)     (0.02)        (0.02)        (0.03)       (0.11)
                                          -------    -------       -------       -------     --------
    Net income (loss) to common
      stockholders per diluted share of
      common stock (a)..................  $ (0.07)   $  0.07       $  0.10       $ (0.08)    $   0.06
                                          =======    =======       =======       =======     ========

                    POLIVISION CORPORATION AND SUBSIDIARIES

                                                                FISCAL 1998 QUARTER ENDED
                                                    --------------------------------------------------
                                                    JULY 31    OCTOBER 31   DECEMBER 31 (B)     YEAR
                                                    --------   ----------   ---------------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.........................................  $11,021      $10,929        $11,927       $33,877
Gross profit......................................    3,278        3,228          4,011        10,517
Operating income (loss)...........................    1,155        1,010           (115)        2,050
Income (loss) before extraordinary gain...........      921          709         (1,475)          155
Extraordinary gain on early extinguishment of
  debt............................................      436           --             --           436
Preferred stock dividends.........................       --           --           (179)         (179)
Accretion of preferred stock......................       --           --           (312)         (312)
Gain on conversion of preferred stock.............       --           --         19,252        19,252
                                                    -------      -------        -------       -------
    Net income applicable to common stock.........  $ 1,357      $   709        $17,286       $19,352
                                                    =======      =======        =======       =======
Net income per diluted share of common stock:
  Income (loss) before extraordinary gain.........  $  0.10      $  0.08        $ (0.12)      $  0.02
  Extraordinary gain on early extinguishment of
    debt..........................................     0.05           --             --          0.05
  Preferred stock dividends.......................       --           --          (0.01)        (0.02)
  Accretion of preferred stock....................       --           --          (0.03)        (0.03)
  Gain on conversion of preferred stock...........       --           --           1.57          2.02
                                                    -------      -------        -------       -------
    Net income to common stockholders per diluted
      share of common stock (a)...................  $  0.15      $  0.08        $  1.41       $  2.04
                                                    =======      =======        =======       =======

------------------------

    (a) Net income per diluted share of common stock for the fiscal year is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarters may not equal the net income per share for the periods ended December 31, 1999 and 1998.

    (b) Represents the two months ended December 31, 1998 (see Note 8).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PolyVision Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of PolyVision Corporation and subsidiaries and have issued our report thereon dated February 11, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 11, 2000