Form 10-Q
period 2000-03-31
POLYVISION CORP
filed 2000-05-15
CIK 835405

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     Commission file number
                    to                                            1-10555

                             POLYVISION CORPORATION

             (Exact name of registrant as specified in its charter)

               NEW YORK                                     13-3482597
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

     4888 SOUTH OLD PEACHTREE ROAD
           NORCROSS, GEORGIA                                  30071
    (Address of principal executive                         (Zip Code)
               offices)

                                 (770) 447-5043
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes /X/    No / /

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 12, 2000 was 14,165,527 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in PolyVision Corporation's Report on Form 10-K for the year ended December 31, 1999.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $  6,605      $  8,128
  Accounts receivable (net of allowance for doubtful
    accounts of $2,203 and $2,264 at March 2000 and December
    1999, respectively).....................................      27,822        24,927
  Inventories...............................................      18,569        14,033
  Prepaid expenses and other current assets.................       8,544         7,639
                                                                --------      --------
    Total current assets....................................      61,540        54,727
  Property, plant and equipment, net........................      18,664        17,307
  Goodwill (less accumulated amortization of $4,309 and
    $3,747 at March 2000 and December 1999, respectively)...      85,351        80,953
  Other assets..............................................       4,089         3,947
                                                                --------      --------
    Total assets............................................    $169,644      $156,934
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $  7,039      $  4,616
  Accounts payable..........................................      15,172         9,986
  Accrued expenses..........................................      16,045        17,228
                                                                --------      --------
    Total current liabilities...............................      38,256        31,830
  Long-term debt, less current maturities...................      95,269        89,250
  Other long-term liabilities...............................       7,033         6,671
                                                                --------      --------
    Total liabilities.......................................     140,558       127,751
                                                                --------      --------
Stockholders' equity:
  Series B preferred stock at liquidation value.............      12,750        12,750
  Series C preferred stock at liquidation value.............       7,000         7,000
  Series D preferred stock at liquidation value.............       6,000         6,000
  Common stock, $.001 par value; authorized 40,000,000
    shares; 14,163,527 shares and 14,156,193 shares issued
    at March 31, 2000 and December 31, 1999, respectively...          14            14
  Additional paid-in capital................................      70,891        70,884
  Retained deficit..........................................     (66,631)      (66,553)
  Cumulative foreign currency translation adjustment........        (938)         (912)
                                                                --------      --------
    Total stockholders' equity..............................      29,086        29,183
                                                                --------      --------
      Total liabilities and stockholders' equity............    $169,644      $156,934
                                                                ========      ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................  $31,352    $22,288
Cost of goods sold..........................................   20,726     15,065
                                                              -------    -------
  Gross profit..............................................   10,626      7,223
Selling, general and administrative.........................    6,678      5,167
Amortization of goodwill....................................      573        423
                                                              -------    -------
  Operating income..........................................    3,375      1,633
Interest expense............................................   (2,909)    (2,146)
Interest income.............................................       99         24
Other income, net...........................................      130        106
                                                              -------    -------
  Income (loss) before income taxes.........................      695       (383)
Provision for income taxes..................................     (209)      (200)
                                                              -------    -------
  Net income (loss).........................................      486       (583)
Preferred stock dividends...................................     (564)      (402)
                                                              -------    -------
  Net loss applicable to common stock.......................  $   (78)   $  (985)
                                                              =======    =======
Net income (loss) per share of common stock:
  Basic and diluted:
    Net income..............................................  $  0.04    $ (0.04)
    Preferred stock dividends...............................    (0.04)     (0.03)
                                                              -------    -------
      Net income (loss) per basic and diluted share of
        common stock........................................  $ (0.00)   $ (0.07)
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                        SERIES B              SERIES C              SERIES D
                                     PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK
                                   -------------------   -------------------   -------------------   ---------------------
                                    SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT
                                   --------   --------   --------   --------   --------   --------   ----------   --------
Balance at December 31, 1999.....  255,000    $12,750    140,000     $7,000    120,000     $6,000    14,156,193     $14
Exercise of stock options........                                                                         7,334      --
Net income.......................
Dividends on preferred stock.....
Foreign currency translation
  adjustment.....................
                                   -------    -------    -------     ------    -------     ------    ----------     ---
Balance at March 31, 2000........  255,000    $12,750    140,000     $7,000    120,000     $6,000    14,163,527     $14
                                   =======    =======    =======     ======    =======     ======    ==========     ===

                                                              CUMULATIVE
                                   ADDITIONAL              FOREIGN CURRENCY
                                    PAID IN     RETAINED     TRANSLATION
                                    CAPITAL     DEFICIT       ADJUSTMENT       TOTAL
                                   ----------   --------   ----------------   --------
Balance at December 31, 1999.....   $70,884     $(66,553)       $(912)        $29,183
Exercise of stock options........         7                                         7
Net income.......................                   486                           486
Dividends on preferred stock.....                  (564)                         (564)
Foreign currency translation
  adjustment.....................                                 (26)            (26)
                                    -------     --------        -----         -------
Balance at March 31, 2000........   $70,891     $(66,631)       $(938)        $29,086
                                    =======     ========        =====         =======

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $    486   $  (583)
  Adjustments to reconcile net income (loss) to net cash
    provided by operations:
    Depreciation and amortization...........................     1,215     1,141
    Amortization of deferred financing costs and accretion
      of debt discount......................................       570       494
    Other, net..............................................       (79)     (115)
    Change in assets and liabilities, net of effects from
      businesses acquired:
      Accounts receivable...................................    (1,978)      285
      Inventories...........................................    (3,153)   (1,168)
      Other assets..........................................      (220)     (159)
      Accounts and accrued expenses.........................     3,129     1,109
      Other liabilities.....................................       118       (27)
                                                              --------   -------
Cash flows provided by operating activities.................        88       977
                                                              --------   -------
Cash flows from investing activities:
  Capital expenditures......................................      (665)     (568)
  Purchase of businesses, net of cash acquired..............    (9,358)       --
  Other.....................................................        --      (206)
                                                              --------   -------
Cash flows used for investing activities....................   (10,023)     (774)
                                                              --------   -------
Cash flows from financing activities:
  Repayments of long-term borrowings........................    (1,264)     (750)
  Long-term borrowings......................................    10,000        --
  Proceeds from exercise of stock options...................         7        25
  Deferred financing costs..................................      (177)       --
                                                              --------   -------
Cash flows provided by (used for) financing activities......     8,566      (725)
                                                              --------   -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (154)     (309)
                                                              --------   -------
Net decrease in cash and cash equivalents...................    (1,523)     (831)
Cash and cash equivalents at beginning of period............     8,128     4,841
                                                              --------   -------
Cash and cash equivalents at end of period..................  $  6,605   $ 4,010
                                                              ========   =======
Supplemental disclosures:
  Cash paid for interest....................................  $  2,333   $   769
                                                              ========   =======
  Cash paid for taxes.......................................  $    247   $    --
                                                              ========   =======
Acquisitions of businesses:
  Assets, net of cash acquired..............................  $ 10,501
  Liabilities assumed.......................................    (1,143)
                                                              --------
  Net cash paid.............................................  $  9,358
                                                              ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of PolyVision Corporation and its majority-owned subsidiaries ("PolyVision"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    PolyVision's operations are divided into three groups: the OEM (Original Equipment Manufacture) Group, the Public Sector Group and the Commercial Group. The OEM Group manufactures continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnels and people-moving systems. The OEM Group also produces proprietary projection screen surfaces, screen and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. The Public Sector Group, which includes Nelson Adams, American Chalkboard and Peninsular Slate (see Note 3), manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework and folding tables primarily to schools and offices. The Commercial Group manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

2. INVENTORIES

    The components of inventories at March 31, 2000 and December 31, 1999 were as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                             (IN THOUSANDS)
Raw materials.........................................   $10,730       $ 8,510
Work in process.......................................     1,676           526
Finished goods........................................     6,163         4,997
                                                         -------       -------
                                                         $18,569       $14,033
                                                         =======       =======

3. ACQUISITIONS

    AMERICAN CHALKBOARD COMPANY, L.L.C.

    In January 2000, PolyVision acquired substantially all of the assets and certain liabilities of American Chalkboard Company, L.L.C ("American Chalkboard") for approximately $5.3 million, including expenses. The consideration consisted of $5.3 million in cash. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of American Chalkboard have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessment of the fair values of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

3. ACQUISITIONS (CONTINUED)
    PENINSULAR SLATE COMPANY

    In January 2000, PolyVision acquired substantially all of the assets and certain liabilities of Peninsular Slate Company ("Peninsular Slate") for approximately $4.2 million, including expenses. The consideration consisted of $4.2 million in cash and is subject to a working capital adjustment. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Peninsular Slate have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessment of the fair values of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

    The cash portion of the American Chalkboard and the Peninsular Slate acquisitions was funded by a $10.0 million increase in PolyVision's senior secured credit facility (see Note 9 to PolyVision's Report on Form 10-K for the year ended December 31, 1999).

    NELSON ADAMS COMPANY

    In August 1999, PolyVision acquired all of the outstanding common stock of
A. Lawer Corporation (doing business as Nelson Adams Company) ("Nelson Adams") for approximately $31.1 million, including expenses. The consideration consisted of $25.1 million in cash and $6.0 million in shares of PolyVision's Series D convertible preferred stock. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nelson Adams have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessment of the fair values of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired was approximately $25.1 million and is being amortized on a straight-line basis over 40 years.

    The cash portion of the Nelson Adams acquisition was funded by a $22.0 million increase in PolyVision's senior secured credit facility (see
Note 9 to PolyVision's Report on Form 10-K for the year ended December 31, 1999) and $2.0 million in cash proceeds from the sale of shares of PolyVision's
Series C convertible preferred stock to The Alpine Group, Inc and internal cash resources.

    PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations, which give effect to the American Chalkboard, Peninsular Slate and Nelson Adams acquisitions as if the purchases occurred on January 1, 1999, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

3. ACQUISITIONS (CONTINUED)
and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                PRO FORMA
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
                                                               (UNAUDITED)
Net sales...............................................   $31,352     $28,464
Income from operations before income taxes..............     3,375       1,541
Net income (loss).......................................       486        (803)
Preferred stock dividends...............................      (564)       (567)
Net loss applicable to common stock.....................   $   (78)    $(1,370)

Net income (loss) per diluted share of common stock:
  Net income (loss).....................................   $  0.04     $ (0.08)
  Preferred stock dividends.............................     (0.04)      (0.03)
                                                           -------     -------
Net income (loss) per diluted share of common stock.....   $  0.00     $ (0.11)
                                                           =======     =======

4. RESTRUCTURING CHARGE

    During fiscal 1999, PolyVision recorded a pre-tax nonrecurring restructuring charge of approximately $2.9 million in connection with the Nelson Adams acquisition. The charge related to costs to be incurred in consolidating PolyVision's Public Sector Group with those of the acquired Nelson Adams' operations. The restructuring charge included (i) $0.3 million for future operating expenses associated with the closure of a manufacturing facility, mainly a noncancelable operating lease, (ii) $0.8 million for replacing duplicative, existing computer hardware and its related noncancelable operating lease, (iii) $1.3 million for severance costs related to 58 employees terminated due to duplicative functions, (iv) $0.2 million for costs incurred to consolidate the operations of the closed facility, and (v) $0.3 million for other costs incurred related to duplicative functions. As of March 31, 2000, PolyVision incurred $1.8 million of the $2.9 million charge and expects to spend the balance by year end.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

5. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 was as follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------------------------------------------
                                                                 2000                              1999
                                                    -------------------------------   -------------------------------
                                                      NET                 PER SHARE     NET                 PER SHARE
                                                     INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                    --------   --------   ---------   --------   --------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss attributable to common stock.................   $ (78)                            $(985)
Less: preferred stock dividends...................    (564)                             (402)
                                                     -----                             -----
Basic and diluted earnings (loss) per common
  share...........................................   $ 486      14,161      $0.04      $(583)     14,117     $(0.04)
                                                     =====      ======      =====      =====      ======     ======

6. COMPREHENSIVE INCOME

    The components of comprehensive income for the three months ended March 31, 2000 and 1999 were as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2000            1999
                                                  -------------   -------------
                                                         (IN THOUSANDS)
Net income (loss)...............................      $486           $ (583)
Foreign currency translation adjustment.........       (26)           1,242
                                                      ----           ------
  Comprehensive income..........................      $460           $  659
                                                      ====           ======

7. DIVISIONAL REPORTING

    PolyVision currently conducts business through three operating divisions: the OEM Group, the Public Sector Group and the Commercial Group. The accounting policies of the divisions are the same as described in the summary of significant accounting policies included in the footnotes of PolyVision's Annual Report on Form 10-K for the year ended December 31, 1999. PolyVision evaluates divisional performance based on income from operations. Sales for each division are based on the location of the third-party customer. All significant intercompany transactions between divisions have been eliminated. PolyVision's selling, general and administrative expenses are charged to each division based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

7. DIVISIONAL REPORTING (CONTINUED)
    The following provides information about each operating division for the three months ended March 31, 2000 and 1999:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Net sales:
  OEM Group.............................................  $ 8,743    $10,536
  Public Sector Group...................................   19,308      9,918
  Commercial Group......................................    3,301      1,834
                                                          -------    -------
                                                          $31,352    $22,288
                                                          =======    =======
Depreciation and amortization expense:
  OEM Group.............................................  $   756    $   969
  Public Sector Group...................................      393        114
  Commercial Group......................................       66         58
                                                          -------    -------
                                                          $ 1,215    $ 1,141
                                                          =======    =======
Operating income:
  OEM Group.............................................  $ 1,911    $ 1,402
  Public Sector Group...................................    1,510        352
  Commercial Group......................................      415        206
  Corporate.............................................     (461)      (327)
                                                          -------    -------
                                                          $ 3,375    $ 1,633
                                                          =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    PolyVision operates through three operating groups, which manufacture a broad range of products principally for the educational products market. The three groups are: the OEM (Original Equipment Manufacture) Group, the Public Sector Group and the Commercial Group.

    - The OEM Group manufactures continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnels and people-moving systems. The OEM Group also produces proprietary projection screen surfaces, as well as screen and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage.

    - The Public Sector Group, which includes American Chalkboard and Peninsular Slate, both acquired in January 2000 (see Note 3 to the accompanying condensed consolidated financial statements), manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework, and folding tables primarily for schools and offices.

    - The Commercial Group manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

    The following comparative table summarizes, for the period presented, sales and operating income data for PolyVision on a group basis. Such group data is presented on an historical reporting basis for the three months ended March 31, 2000 and 1999.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Net sales:
  OEM Group.............................................  $ 8,743    $10,536
  Public Sector Group...................................   19,308      9,918
  Commercial Group......................................    3,301      1,834
                                                          -------    -------
                                                          $31,352    $22,288
                                                          =======    =======
Gross profit............................................  $10,626    $ 7,223
                                                          =======    =======
Gross margin............................................     33.9%      32.4%

Selling, general and administrative expenses............  $ 6,678    $ 5,167
                                                          =======    =======
Amortization of goodwill................................  $   573    $   423
                                                          =======    =======
Operating income (loss):
  OEM Group.............................................  $ 1,911    $ 1,402
  Public Sector Group...................................      415        206
  Commercial Group......................................    1,510        352
  Corporate.............................................     (461)      (327)
                                                          -------    -------
                                                          $ 3,375    $ 1,633
                                                          =======    =======

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

RESULTS OF OPERATIONS

    Net sales for the quarter ended March 31, 2000 totaled $31.3 million, representing an increase of $9.0 million, or 40.7% over net sales of $22.3 million for the quarter ended March 31, 1999. The increase in net sales resulted primarily from the contribution of $7.4 million in net sales from the acquired operations of Nelson Adams, American Chalkboard and Peninsular Slate offset by a reduction in net sales at the OEM Group. The OEM Group had sales of $8.7 million for the quarter ended March 31, 2000 representing a decrease of $1.8 million over net sales of $10.5 million for quarter ended March 31, 1999. The decrease in the OEM Group's net sales is principally the result of the elimination of $2.6 million in intercompany sales to Nelson Adams, American Chalkboard and Peninsular Slate, which were reported as external sales in the quarter ended March 31, 1999. The OEM Group's results were further impacted by an approximately 10% decline in the value of the Belgian Franc. The Public Sector Group had sales of $19.3 million for the quarter ended March 31, 2000 representing an increase of $9.4 million over sales of $9.9 million for the quarter ended March 31, 1999. The increase was due to the inclusion of sales contributed by the acquired operations of Nelson Adams, American Chalkboard and Peninsular Slate in the quarter ended March 31, 2000. The Commercial Group had sales of $3.3 million for the quarter ended March 31, 2000 representing an increase of $1.5 million over sales of $1.8 million for the quarter ended
March 31, 1999. The increase in the Commercial Group sales resulted from a number of large orders received from customers in the fast food market, the majority of which are expected to be completed over the next six months.

    Gross profit for the quarter ended March 31, 2000 totaled $10.6 million, representing an increase of $3.4 million, or 47.1%, as compared to the same quarter in the prior year. Gross margin for the quarter ended March 31, 2000 increased to 33.9% from 32.4% for the quarter ended March 31, 1999. The increase in gross profit for the quarter resulted primarily from a contribution of $2.1 million from Nelson Adams, American Chalkboard and Peninsular Slate. The increase in gross margin reflects the attainment of cost saving synergies resulting from the acquisitions of Nelson Adams and Alliance. Gross profit and gross margin are expected to show continued improvement on a comparative basis due to (i) the impact of the Nelson Adams, American Chalkboard and Peninsular Slate acquisitions, (ii) higher production volumes and (iii) manufacturing cost reduction resulting from the closures of Greensteel's Alliance, Ohio facility and Riverside, California facility, combined with a continuing focus on cost reduction initiatives.

    Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2000 totaled $6.7 million, representing an increase of $1.5 million, or 29.2%, as compared to the same period in the prior year. The increase in SG&A for the quarter resulted primarily from the inclusion of $1.7 million in SG&A from the acquired operations of Nelson Adams, American Chalkboard and Peninsular Slate, offset by a $0.2 million decline in SG&A at PolyVision's existing facilities. The PolyVision continues to see a reduction in SG&A expense resulting from the consolidation of the Nelson Adams, American Chalkboard and Peninsular Slate facilities. SG&A expense as a percentage of net sales has declined on a pro forma basis from 23.9% for the quarter ended March 31, 1999 to 21.3% for the quarter ended March 31, 2000.

    Amortization expense increased to $0.6 million during the quarter ended March 31, 2000 as compared to $0.4 million in the same period in the prior year. The increase is due to the goodwill recorded as a result of the Nelson Adams, American Chalkboard and Peninsular Slate acquisitions.

    As a result of the increase in net sales and gross margin offset by the increase in SG&A and goodwill amortization, operating income for the quarter ended March 31, 2000 increased to $3.4 million as compared to $1.6 million for the same period in the prior year.

    Interest expense in the quarter ended March 31, 2000 increased to $2.9 million from $2.1 million in the same period in the prior year. The increase is due principally to debt incurred in connection with the Nelson Adams, American Chalkboard and Peninsular Slate acquisitions.

    Provision for income taxes remained constant at $0.2 million for the quarters ended March 31, 2000 and 1999 due primarily to PolyVision's ability to benefit from prior period operating losses incurred in the United States.

    Net loss for the quarter ended March 31, 2000 was $0.1 million or $0.00 per diluted share, as compared to a net loss of $1.0 million or $0.07 per diluted share for the same period in the prior year. The comparative increase in net income for the quarter was due to the significant increase in operating income offset by higher interest expense resulting from acquisition debt incurred in connection with the Nelson Adams, American Chalkboard and Peninsular Slate acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 2000, PolyVision generated
$0.1 million in cash flow from operating activities consisting of $2.2 million in cash flow generated from operations (net income plus non-cash charges), reduced by $2.1 million in cash flow used for net working capital changes. Significant working capital changes included a $2.0 million increase in accounts receivable and $3.2 million increase in inventory offset by a $3.1 million increase in accounts payable and accrued expenses. Cash used for investing activities amounted to $10.0 million consisting principally of $9.4 million in cash paid for the acquisitions of American Chalkboard and Peninsular Slate and $0.6 million in capital expenditures. Cash provided by financing activities amounted to $8.6 million consisting principally of $10.0 million in borrowings on PolyVision's senior secured credit facility, the proceeds of which were used to fund the acquisitions of American Chalkboard and Peninsular Slate offset by net debt repayments of $1.3 million.

    PolyVision's senior credit facilities consist of (a) a revolving line of credit in the maximum principal amount of $15.0 million (of which $9.5 million is available in the United States and $5.5 million is available to PolyVision's European subsidiaries), (b) a Term Loan A in the aggregate principal amount of $46.0 million and (c) a Term Loan B in the principal amount of $31.0 million. Advances under the revolving line of credit will be available through November 20, 2004, and borrowings thereunder may not at any time exceed (1) for the United States borrowers, an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (2) for the European borrowers, the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until it attains prescribed financial ratio levels. At May 12, 2000, PolyVision had no borrowings outstanding on its revolving line of credit.

    PolyVision's senior subordinated loan of $25.0 million bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears and matures on December 30, 2006. The senior subordinated loan is guaranteed by PolyVision's domestic subsidiaries. The loan agreement contains certain customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior credit facilities. The senior subordinated loan is junior in right of payment to the senior credit facilities, but senior in right of payment to the $8.9 million convertible subordinated promissory note issued by PolyVision in connection with the Alliance acquisition. In conjunction with the borrowing of the senior subordinated loan, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision representing approximately 10.1% of its fully-diluted common stock.

    PolyVision's convertible subordinated promissory note issued in connection with the Alliance acquisition accrues interest at a rate of 10% per year, which is added to the face amount of the note.

    At March 31, 2000, PolyVision had $6.6 million in cash and cash equivalents. PolyVision's principal debt service commitments for the next 12 months amount to approximately $7.0 million and capital expenditures are expected to approximate $3.0 million. Management believes its current cash position and unused credit facilities, when combined with cash flows generated from current operations, are adequate to meet PolyVision's current liquidity needs during the next
12 months.

YEAR 2000 COMPLIANCE

    The year 2000 ("Y2K") problem is the result of computer programs having been written using two digits (rather than four) to define the applicable year, thus not properly recognizing dates after December 31, 1999. During 1998, PolyVision began identifying and resolving Year 2000 issues. During 1999, PolyVision completed its Year 2000 readiness program. These efforts included identification and review of internal operating systems and applications, and customer projects and services, as well as discussions with information providers and other key suppliers to the business.

    Subsequent to December 31, 1999, PolyVision has not experienced any material Y2K transition issues. Furthermore, PolyVision did not experience any material increase in customer orders as it related to Y2K issues during 1999. However, there can be no assurance that a material customer or vendor will not experience a Y2K transition issue, or that such transition issue will not have a material negative impact on PolyVision's consolidated financial position, results of operations, or cash flow.

    PolyVision's cost of remediation and equipment and software replacement totaled approximately $0.5 million. PolyVision does not anticipate incurring any additional cost as it relates to the Y2K issue during fiscal 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The market risk inherent in PolyVision's market risk sensitive instruments and positions are the potential loss arising from adverse changes in interest rate and foreign currency exchange rates.

INTEREST RATES

    PolyVision primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs as well as to fund acquisitions. The majority of PolyVision's long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest affecting PolyVision's floating rate long-term debt would reduce pre-tax income by $0.4 million over the next fiscal year.

FOREIGN CURRENCY EXCHANGE RATES

    Although a majority of PolyVision's operations are in the United States, PolyVision does have foreign subsidiaries (primarily Belgium). The net investments in foreign subsidiaries translated into dollars using month-end exchange rates at March 31, 2000, are $21.1 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $2.1 million. PolyVision does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       POLYVISION CORPORATION

                                                       By:             /s/ GARY L. EDWARDS
                                                            -----------------------------------------
                                                                         Gary L. Edwards
                                                              Chief Financial Officer, Treasurer and
                                                               Secretary (as both a duly authorized
                                                                officer of the registrant and the
                                                               principal financial officer or chief
Date: May 12, 2000                                            accounting officer of the registrant)