Form 10-Q
period 2000-06-30
POLYVISION CORP
filed 2000-08-14
CIK 835405

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

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                        OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission file number 1-10555

                             POLYVISION CORPORATION
                        -------------------------------

             (Exact name of registrant as specified in its charter)

                        NEW YORK                      13-3482597
        ----------------------------------------  -------------------
            (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)       Identification No.)

             4888 SOUTH OLD PEACHTREE ROAD
                   NORCROSS, GEORGIA                     30071
        ----------------------------------------  -------------------
        (Address of principal executive offices)      (Zip Code)

                                 (770) 447-5043
               --------------------------------------------------

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

                              Yes _X_      No ____

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 14, 2000 was 14,165,527 shares.

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

                    POLYVISION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,949      $  8,128
  Accounts receivable, (net of allowance for doubtful
    accounts of $1,459 and $2,264 at June 2000 and December
    1999, respectively).....................................      33,380        24,927
  Inventories...............................................      21,047        14,033
  Prepaid expenses and other current assets.................       9,804         7,639
                                                                --------      --------
    Total current assets....................................      67,180        54,727
  Property, plant and equipment, net........................      18,522        17,307
  Goodwill, (less accumulated amortization of $4,914 and
    $3,747 at June 2000 and December 1999, respectively)....      88,272        80,953
  Other assets..............................................       4,380         3,947
                                                                --------      --------
        Total assets........................................    $178,354      $156,934
                                                                ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $  7,714      $  4,616
  Accounts payable..........................................      18,878         9,986
  Accrued expenses..........................................      17,690        17,228
                                                                --------      --------
    Total current liabilities...............................      44,282        31,830
  Long-term debt, less current maturities...................      95,799        89,250
  Other long-term liabilities...............................       7,478         6,671
                                                                --------      --------
      Total liabilities.....................................     147,559       127,751
                                                                --------      --------

Stockholders' equity:
  Series B preferred stock at liquidation value.............      12,750        12,750
  Series C preferred stock at liquidation value.............       7,000         7,000
  Series D preferred stock at liquidation value.............       6,000         6,000
  Common stock $.001 par value; authorized 40,000,000
    shares; 14,165,527 shares and 14,156,193 shares issued
    at June 30, 2000 and December 31, 1999, respectively....          14            14
  Additional paid-in capital................................      70,893        70,884
  Retained deficit..........................................     (64,990)      (66,553)
  Cumulative foreign currency translation adjustment........        (872)         (912)
                                                                --------      --------
    Total stockholders' equity..............................      30,795        29,183
                                                                --------      --------
      Total liabilities and stockholders' equity............    $178,354      $156,934
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

                    POLYVISION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Net sales...............................................  $40,801    $26,816    $72,153    $49,104
Cost of goods sold......................................   26,373     16,910     47,099     31,975
                                                          -------    -------    -------    -------
  Gross profit..........................................   14,428      9,906     25,054     17,129
Selling, general and administrative.....................    7,671      5,062     14,349     10,229
Amortization of goodwill................................      583        409      1,156        832
                                                          -------    -------    -------    -------
  Operating income......................................    6,174      4,435      9,549      6,068
Interest expense........................................   (2,986)    (2,115)    (5,895)    (4,260)
Interest income.........................................       38         22        137         45
Other income, net.......................................       67        167        197        273
                                                          -------    -------    -------    -------
  Income before income taxes............................    3,293      2,509      3,988      2,126
Provision for income taxes..............................   (1,088)      (647)    (1,297)      (847)
                                                          -------    -------    -------    -------
  Net income............................................    2,205      1,862      2,691      1,279
Preferred stock dividends...............................     (564)      (402)    (1,128)      (804)
                                                          -------    -------    -------    -------
  Net income applicable to common stock.................  $ 1,641    $ 1,460    $ 1,563    $   475
                                                          =======    =======    =======    =======

Net income per share of common stock:
  Basic:
    Net income..........................................  $  0.16    $  0.13    $  0.19    $  0.09
    Preferred stock dividends...........................    (0.04)     (0.03)     (0.08)     (0.06)
                                                          -------    -------    -------    -------
      Net income per basic share of common stock........  $  0.12    $  0.10    $  0.11    $  0.03
                                                          =======    =======    =======    =======
  Diluted:
    Net income..........................................  $  0.08    $  0.07    $  0.15    $  0.07
    Preferred stock dividends...........................       --         --      (0.06)     (0.04)
                                                          -------    -------    -------    -------
      Net income per diluted share of common stock......  $  0.08    $  0.07    $  0.09    $  0.03
                                                          =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                               SERIES B              SERIES C              SERIES D
                            PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                          -------------------   -------------------   -------------------   ---------------------    PAID IN
                           SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL
                          --------   --------   --------   --------   --------   --------   ----------   --------   ----------
Balance at December 31,
  1999..................  255,000    $12,750    140,000     $7,000    120,000     $6,000    14,156,193     $14        $70,884

Exercise of stock
  options...............                                                                         9,334                      9
Net income..............
Dividends on preferred
  stock.................
Foreign currency
  translation
  adjustment............
                          -------    -------    -------     ------    -------     ------    ----------     ---        -------
Balance at June 30,
  2000..................  255,000    $12,750    140,000     $7,000    120,000     $6,000    14,165,527     $14        $70,893
                          =======    =======    =======     ======    =======     ======    ==========     ===        =======

                                        CUMULATIVE
                                     FOREIGN CURRENCY
                          RETAINED     TRANSLATION
                          DEFICIT       ADJUSTMENT       TOTAL
                          --------   ----------------   --------
Balance at December 31,
  1999..................  ($66,553)       $(912)        $29,183
Exercise of stock
  options...............                                      9
Net income..............     2,691                        2,691
Dividends on preferred
  stock.................    (1,128)                      (1,128)
Foreign currency
  translation
  adjustment............                     40              40
                          --------        -----         -------
Balance at June 30,
  2000..................  ($64,990)       $(872)        $30,795
                          ========        =====         =======

   The accompanying notes on an integral part of these condensed consolidated financial statement.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $  2,691   $ 1,279
  Adjustments to reconcile net income to net cash provided
    by (used for) operations:
    Depreciation and amortization...........................     2,449     2,071
    Amortization of deferred financing costs and accretion
      of debt discount......................................     1,155       990
    Other, net..............................................      (197)     (213)
    Change in assets and liabilities, net of effects from
      acquisitions:
      Accounts receivable...................................    (5,528)   (3,500)
      Inventories...........................................    (5,179)   (1,013)
      Other assets..........................................    (1,104)     (237)
      Accounts payable and accrued expenses.................     6,051     1,153
      Other liabilities.....................................       431       (55)
                                                              --------   -------
Cash flow provided by operating activities..................       769       475
                                                              --------   -------
Cash flows from investing activities:
  Capital expenditures......................................    (1,236)   (1,087)
  Purchase of businesses, net of cash acquired..............   (13,647)       --
  Other.....................................................        --      (206)
                                                              --------   -------
Cash flow (used for) investing activities...................   (14,883)   (1,293)
                                                              --------   -------
Cash flows from financing activities:
  Repayments of long-term borrowings........................    (2,381)   (1,421)
  Long-term borrowings......................................    10,000        --
  Borrowings under revolving credit facilities, net.........     2,000     1,000
  Proceeds from exercise of stock options...................         9        25
  Deferred financing costs..................................      (201)       --
                                                              --------   -------
Cash flow provided by (used for) financing activities.......     9,427      (396)
                                                              --------   -------

Effect of exchange rate changes on cash and cash
  equivalents...............................................      (492)     (424)
                                                              --------   -------
Net change in cash and cash equivalents.....................    (5,179)   (1,638)
Cash and cash equivalents at beginning of period............     8,128     4,841
                                                              --------   -------
Cash and cash equivalents at end of period..................  $  2,949   $ 3,203
                                                              ========   =======
Supplemental disclosures:
  Cash paid for interest....................................  $  4,264   $ 1,650
                                                              ========   =======
  Cash paid for taxes.......................................  $    998   $    --
                                                              ========   =======

Acquisition of businesses:
  Assets, net of cash acquired..............................  $ 16,852
  Liabilities assumed.......................................    (3,205)
                                                              --------
  Net cash paid.............................................  $ 13,647
                                                              ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of PolyVision Corporation and its majority-owned subsidiaries ("PolyVision"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    PolyVision's principal activities focus in the visual communication industry. PolyVision's operations are currently divided into four groups: the OEM (Original Equipment Manufacture) Group, the Public Sector Group, the Commercial Group and the Technology Group. The OEM Group manufactures continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnels and people-moving systems. The OEM Group also produces proprietary projection screen surfaces, screen and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. The Public Sector Group manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework and folding tables primarily to schools and offices. The Commercial Group manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks. The Technology Group, which includes IBID (see Note 3), manufactures and sells active and interactive whiteboards in the education and office markets.

2.  INVENTORIES

    The components of inventories at June 30, 2000 and December 31, 1999 were as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2000         1999
                                                         --------   ------------
                                                             (IN THOUSANDS)
Raw materials..........................................  $13,952       $ 8,510
Work in process........................................    1,450           526
Finished goods.........................................    5,645         4,997
                                                         -------       -------
                                                         $21,047       $14,033
                                                         =======       =======

3.  ACQUISITIONS

    IBID

    In May 2000, PolyVision acquired substantially all of the assets and certain liabilities of MicroTouch Systems, Inc's, IBID division ("IBID") for approximately $3.2 million in cash, including expenses, and a contingent consideration payable over a five-and-half year period based upon net sales of IBID products. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of IBID have been included in PolyVision's consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessment of the fair values of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 20 years.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

    The cash portion of the IBID acquisition was funded by a $2.0 million borrowing on PolyVision's revolving credit facility and internal cash resources for the balances.

    AMERICAN CHALKBOARD COMPANY, L.L.C.

    In January 2000, PolyVision acquired substantially all of the assets and certain liabilities of American Chalkboard Company, L.L.C ("American Chalkboard") for approximately $5.3 million, including expenses. The consideration consisted of $5.3 million in cash. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of American Chalkboard have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessment of the fair values of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired was $3.1 million and is being amortized on a straight-line basis over 40 years.

    PENINSULAR SLATE COMPANY

    In January 2000, PolyVision acquired substantially all of the assets and certain liabilities of Peninsular Slate Company ("Peninsular Slate") for approximately $4.2 million, including expenses, subject to a working capital adjustment. The consideration consisted of $4.2 million in cash. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Peninsular Slate have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessment of the fair values of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired was approximately $3.7 million and is being amortized on a straight-line basis over 40 years.

    The cash portion of the American Chalkboard and the Peninsular Slate acquisitions was funded by a $10.0 million increase in PolyVision's senior secured credit facility (see Note 9 to PolyVision's Report on Form 10-K for the year ended December 31, 1999).

    NELSON ADAMS COMPANY

    In August 1999, PolyVision acquired all of the outstanding common stock of
A. Lawer Corporation (doing business as Nelson-Adams Company) ("Nelson Adams") for approximately $31.1 million, including expenses. The consideration consisted of $25.1 million in cash and $6.0 million in shares of PolyVision's Series D convertible preferred stock. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nelson Adams have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon preliminary assessment of the fair values of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired was approximately $25.1 million and is being amortized on a straight-line basis over 40 years.

    The cash portion of the acquisition was funded by a $22.0 million increase in PolyVision's senior secured credit facility (see Note 9 to the PolyVision's Report on Form 10-K for the year ended

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

December 31, 1999) and $2.0 million in cash proceeds from the sale of shares of PolyVision's Series C convertible preferred stock to The Alpine Group, Inc. and internal cash resources.

    PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed pro forma results of operations, which give effect to the IBID, American Chalkboard, Peninsular Slate and Nelson Adams acquisitions as if the purchases occurred on January 1, 1999, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                  PRO FORMA
                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            ---------------------
                                                              2000        1999
                                                            ---------   ---------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Net sales.................................................   $74,527     $69,331
Income before income taxes................................     3,799       2,288
Net income................................................     2,584       1,556
Preferred stock dividends.................................    (1,128)     (1,134)
Net income applicable to common stock.....................   $ 1,456     $   422

Net income per diluted share of common stock..............   $  0.08     $  0.03
                                                             =======     =======

4.  RESTRUCTURING CHARGE

    During fiscal 1999, PolyVision recorded a pre-tax nonrecurring restructuring charge of approximately $2.9 million in connection with the Nelson Adams acquisition. The charge related to costs to be incurred in consolidating PolyVision's Public Sector Group with those of the acquired Nelson Adams' operations. The restructuring charge included (i) $0.3 million for future operating expenses associated with the closure of a manufacturing facility, previously involving a noncancelable operating lease, (ii) $0.8 million for replacing duplicative, existing computer hardware and related noncancelable operating leases, (iii) $1.3 million for severance cost related to 58 employees terminated due to duplicative functions, (iv) $0.2 million for costs incurred to consolidate the operations of the closed facility, and (v) $0.3 million for other cost incurred related to duplicative functions. As of June 30, 2000, PolyVision had incurred $2.1 million of the $2.9 million charge and expects to spend the balance of such amount by year end.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

5.  EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999 was as follows:

                                                                      THREE MONTHS ENDED JUNE 30,
                                                   -----------------------------------------------------------------
                                                                2000                              1999
                                                   -------------------------------   -------------------------------
                                                     NET                 PER SHARE     NET                 PER SHARE
                                                    INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                   --------   --------   ---------   --------   --------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock..............   $2,205                            $1,862
Less: preferred stock dividends..................     (564)                             (402)
                                                    ------                            ------
Basic earnings per common share..................    1,641     14,165      $0.12       1,460     14,117      $0.10
                                                                           =====                             =====
Dilutive impact of stock options, warrants and
  grants.........................................               3,490                             3,378
Assumed conversion of convertible seller note....      141      2,667                    160      2,667
Assumed conversion of preferred stock............      564      9,250                    402      6,783
                                                    ------     ------                 ------     ------
Diluted earnings per common share................   $2,346     29,572      $0.08      $2,022     26,945      $0.07
                                                    ======     ======      =====      ======     ======      =====

                                                                      SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------------------------------------
                                                               2000                              1999
                                                  -------------------------------   -------------------------------
                                                    NET                 PER SHARE     NET                 PER SHARE
                                                   INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                  --------   --------   ---------   --------   --------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock.............  $  2,691                           $1,279
Less: preferred stock dividends.................    (1,128)                            (804)
                                                  --------                           ------
Basic earnings per common share.................     1,563    14,163      $0.11         475     14,117      $0.03
                                                                          =====                             =====
Dilutive impact of stock options, warrants and
  grants........................................               3,532                             3,409
                                                  --------    ------      -----      ------     ------      -----
Diluted earnings per common share...............  $  1,563    17,695      $0.09      $  475     17,526      $0.03
                                                  ========    ======      =====      ======     ======      =====

6.  COMPREHENSIVE INCOME

    The components of comprehensive income for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                                 THREE MONTHS        SIX MONTHS ENDED
                                                                ENDED JUNE 30,           JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                (IN THOUSANDS)        (IN THOUSANDS)
Net income..................................................   $2,205     $1,862     $2,691     $1,279
Foreign currency translation adjustment.....................       66        489         40      1,731
                                                               ------     ------     ------     ------
  Comprehensive income......................................   $2,271     $2,351     $2,731     $3,010
                                                               ======     ======     ======     ======

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

7.  DIVISIONAL REPORTING

    The company currently conducts business through four operating divisions: the OEM Group, the Public Sector Group, the Commercial Group and the Technology Group. The accounting policies of the divisions are the same as described in the summary of significant accounting policies included in the footnotes of PolyVision's Report on Form 10-K for the year ended December 31, 1999. PolyVision evaluates divisional performance based on income from operations. Sales for each division are based on the location of the third-party customer. All significant intercompany transactions between divisions have been eliminated. PolyVision's selling, general and administrative expenses are charged to each division based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment.

    The following provides information about each business division for the three and six months ended June 30, 2000 and 1999:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                            (IN THOUSANDS)        (IN THOUSANDS)
Net sales:
  OEM Group.............................................  $16,078    $17,031    $28,488    $29,638
  Public Sector Group...................................   26,892     11,371     46,761     21,367
  Commercial Group......................................    2,293      1,965      5,595      3,797
  Technology Group......................................      627         --        627         --
  Inter-Company Elimination.............................   (5,089)    (3,551)    (9,318)    (5,698)
                                                          -------    -------    -------    -------
                                                          $40,801    $26,816    $72,153    $49,104
                                                          =======    =======    =======    =======
Depreciation and amortization expense:
  OEM Group.............................................  $   740    $   761    $ 1,496    $ 1,730
  Public Sector Group...................................      399        109        792        223
  Commercial Group......................................       66         60        132        118
  Technology Group......................................       18         --         18         --
  Corporate.............................................       11         --         11         --
                                                          -------    -------    -------    -------
                                                          $ 1,234    $   930    $ 2,449    $ 2,071
                                                          =======    =======    =======    =======
Operating income(loss):
  OEM Group.............................................  $ 4,415    $ 3,595    $ 6,326    $ 4,997
  Public Sector Group...................................    2,588      1,131      4,098      1,483
  Commercial Group......................................       39        198        454        404
  Technology Group......................................       67         --         67         --
  Corporate.............................................     (935)      (489)    (1,396)      (816)
                                                          -------    -------    -------    -------
                                                          $ 6,174    $ 4,435    $ 9,549    $ 6,068
                                                          =======    =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    PolyVision operates through four operating groups, which manufacture a broad range of products principally for the educational products market. The four groups are: the OEM (Original Equipment Manufacture) Group, the Public Sector Group, the Commercial Group and the Technology Group.

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

    - The Technology Group, which includes IBID (see Note 3 to the condensed consolidated financial statements), acquired in May 2000, manufactures and sells active and interactive whiteboards in the education and office products.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of
    Section 21E of the Securities Exchange Act of 1934. When we use words like "believe", "expect", "anticipate", "predict", "potential", "seek", "continue", "will", "may", "could", "intend", "plan", and "estimate" or similar expressions, we are making forward-looking statements. These forward-looking statements are based largely on PolyVision's expectations and are subject to a number of risks and uncertainties, certain of which are beyond PolyVision's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risk in product and technology development, market acceptance of new products and continuing product demand, the impact of competitive products and pricing, changing economic conditions, including changes in short term interest rates and foreign currency fluctuation and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact occur.

    The following comparative table summarizes, for the periods presented, sales and operating income data for PolyVision on a group basis. This group data is presented on an historical reporting basis for the three and six months ended June 30, 2000 and 1999.

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                             (UNAUDITED AND IN THOUSANDS, EXCEPT
                                                                        PERCENTAGES)
Net sales:
  OEM Group.............................................  $16,078    $17,031    $28,488    $29,638
  Public Sector Group...................................   26,892     11,371     46,761     21,367
  Commercial Group......................................    2,293      1,965      5,595      3,797
  Technology Group......................................      627         --        627         --
  Inter-company elimination.............................   (5,089)    (3,551)    (9,318)    (5,698)
                                                          -------    -------    -------    -------
                                                          $40,801    $26,816    $72,153    $49,104
                                                          =======    =======    =======    =======
Gross profit............................................  $14,428    $ 9,906    $25,054    $17,129
                                                          =======    =======    =======    =======
Gross margin............................................    35.4%      36.9%      34.7%      34.9%
                                                          =======    =======    =======    =======
Selling, general and administrative expenses............  $ 7,671    $ 5,062    $14,349    $10,229
                                                          =======    =======    =======    =======
Amortization of goodwill................................  $   583    $   409    $ 1,156    $   832
                                                          =======    =======    =======    =======
Operating income (loss):
  OEM Group.............................................  $ 4,415    $ 3,595    $ 6,326    $ 4,997
  Public Sector Group...................................    2,588      1,131      4,098      1,483
  Commercial Group......................................       39        198        454        404
  Technology Group......................................       67         --         67         --
  Corporate.............................................     (935)      (489)    (1,396)      (816)
                                                          -------    -------    -------    -------
                                                          $ 6,174    $ 4,435    $ 9,549    $ 6,068
                                                          =======    =======    =======    =======

RESULTS OF OPERATIONS

    Net sales for the quarter ended June 30, 2000 totaled $40.8 million, representing an increase of $14.0 million, or 52.2%, over net sales of $26.8 million for the quarter ended June 30, 1999. Net sales for the six months ended June 30, 2000 totaled $72.2 million, representing an increase of $23.1 million, or 46.9%, over net sales of $49.1 million for the six-months ended June 30, 1999. The increase in net sales resulted primarily from the contribution of $13.5 million and $21.1 million in net sales from the acquired operations of Nelson Adams, American Chalkboard, Peninsular Slate and IBID, offset by a reduction in net sales at the OEM Group and an increase in the inter-company sales elimination during the three and six month periods ended June 30, 2000. OEM Group sales of $16.1 million and $28.5 million for the three and six-month periods ended June 30, 2000, respectively, represent a decrease of $1.1 million and $1.2 million from net sales of $17.0 million and $29.6 million for the three and six-month periods ended June 30, 1999, respectively. The decrease in the OEM Group's net sales resulted primarily from an approximately 12% decline in the value of the Belgium Franc. Public Sector Group sales of $26.9 million and $46.8 million for the three and six-month periods ended
June 30, 2000, respectively, represented an increase of $15.5 million and $24.4 million over net sales of $11.4 million and $21.4 million for the three and six-month periods ended June 30, 1999, respectively. The increase is due to the inclusion of sales contributed by the acquired operations of Nelson Adams, American Chalkboard and Peninsular Slate in the three and six-month periods ended June 30, 2000. Commercial Group net sales of $2.3 million and $5.6 million for the three and six-month periods ended June 30, 2000, respectively, represent an increase of $0.3 million and $1.8 million over net sales of $2.0 million and $3.8 million for the three and six month periods ended June 30, 1999. The increase in Commercial Group net sales resulted from a number of large orders received from customers in the fast food market. Technology Group sales of $0.6 million for the quarter and six months ended
June 30, 2000 represent the sales contributed by the acquired operations of IBID (see Note 3 to the condensed consolidated financial statements).

    Gross profit for the quarter ended June 30, 2000 totaled $14.4 million, representing an increase of $4.5 million, or 45.6%, as compared to the same quarter in the prior year. For the six months ended June 30, 2000, gross profit was $25.1 million, representing an increase of $7.9 million, or 46.3%, as compared to the same period in the prior year. Gross margin for the quarter ended June 30, 2000 decreased to 35.4% from 36.9% for the quarter ended
June 30, 1999. Gross margin for the six months ended June 30, 2000 decreased to 34.7% from 34.9% for the six months ended June 30, 1999. The increase in gross profit resulted primarily from the contribution of $4.7 million and $7.0 million for the three and six months ended June 30, 2000, respectively, in gross profit from Nelson Adams, American Chalkboard, Peninsular Slate and IBID. Gross profit is expected to show continued improvement on a comparative basis due to (i) the impact of the Nelson Adams, American Chalkboard, Peninsular Slate and IBID acquisitions, (ii) higher production volumes and (iii) manufacturing cost reductions resulting from the closure of Greensteel's Alliance, Ohio and Riverside, California facilities and Peninsular Slate's manufacturing facilities, combined with a continuing focus on cost reduction initiatives. We expect gross margin to be marginally lower than those achieved in the prior year comparative periods due to the effect of lower margin product sales in the Public Sector Group, which have grown as a proportion of total sales.

    Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2000 totaled $7.7 million, representing an increase of $2.6 million, or 51.5%, compared to the same period in the prior year. For the six months ended June 30, 2000, SG&A was $14.3 million, representing an increase of $4.1 million, or 40.3%, compared to the same period in the prior fiscal year. The increase in SG&A for the three and six months resulted primarily from the inclusion of $2.1 million and $3.8 million, respectively, in SG&A from the acquired operations of Nelson Adams, American Chalkboard, Peninsular Slate and IBID. PolyVision continues to see a reduction in SG&A expense resulting from the consolidation of the Nelson Adams, American Chalkboard and Peninsular Slate facilities. SG&A expense as a percentage of net sales has declined on a pro-forma basis from 21.4% for the six months ended June 30, 1999 to 20.2% for the six months ended June 30, 2000.

    Amortization expense increased to $0.6 million and $1.2 million during the three and six months ended June 30, 2000, respectively, as compared to $0.4 million and $0.8 million, respectively, in the same periods in the prior year. The increase was due to the goodwill recorded as a result of each of the Nelson Adams, American Chalkboard, Peninsular Slate and IBID acquisitions.

    As a result of the increase in net sales and gross margin offset by the increase in SG&A and goodwill amortization, operating income for the three and six months ended June 30, 2000 increased to $6.2 million and $9.5 million, respectively, compared to $4.4 million and $6.1 million, respectively, for the comparable periods in the prior year.

    Interest expense in the quarter ended June 30, 2000 increased to $3.0 million from $2.1 million in the same period in the prior year. For the six months ended June 30, 2000, interest expense was $5.9 million compared to $4.3 million in the same period in the prior year. The increase is due principally to debt incurred in connection with the Nelson Adams, American Chalkboard, Peninsular Slate and IBID acquisitions.

    Provision for income taxes for the three and six months ended June 30, 2000 was $1.1 million and $1.3 million, respectively, compared to $0.6 million and $0.8 million for the same periods in the prior year. The increase in income tax expense reflected the impact of non-deductible goodwill amortization, as well as the inclusion of Alliance's European business which does not benefit from prior periods' operating losses incurred in the United States.

    Net income for the quarter ended June 30, 2000 was $1.6 million, or $0.08 per diluted share, compared to $1.5 million, or $0.07 per diluted share, for the comparable period in the prior year. For the six months ended June 30, 2000, net income was $1.6 million, or $0.09 per diluted share, compared to net income of $0.5 million, or $0.03 per diluted share, for the comparable period in the prior year. The comparative increase in net income for the three and six months ended June 30, 2000 was due to the significant increase in operating income, offset by higher interest expense resulting from acquisition debt incurred in connection with the Nelson Adams, American Chalkboard, Peninsular Slate and IBID acquisitions and higher incremental tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended June 30, 2000, PolyVision generated $0.8 million in cash flow from operating activities consisting of $6.1 million in cash flow generated from operations (net income plus non-cash charges), reduced by $5.3 million in cash flow used for net working capital changes. Significant working capital changes included a $5.5 million increase in accounts receivable and $5.2 million increase in inventory, offset by a $6.1 million increase in accounts payable and accrued expenses. Cash used for investing activities amounted to $14.9 million consisting principally of $13.6 million in cash paid for the acquisitions of American Chalkboard, Peninsular Slate and IBID and $1.2 million in capital expenditures. Cash provided by financing activities amounted to $9.4 million consisting principally of $12.0 million in borrowings on PolyVision's senior secured credit facility, the proceeds of which were used to fund the acquisitions of American Chalkboard, Peninsular Slate and IBID, offset by net debt repayments of $2.4 million.

    PolyVision's senior credit facilities consist of (a) a revolving line of credit in the maximum principal amount of $15.0 million (of which $9.5 million is available in the United States and $5.5 million is available to PolyVision's European subsidiaries), (b) a Term Loan A in the aggregate principal amount of $46.0 million and (c) a Term Loan B in the principal amount of $31.0 million. Advances under the revolving line of credit will be available through November 20, 2004, and borrowings thereunder may not at any time exceed (1) for the United States borrowers, an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (2) for the European borrowers, the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until it attains prescribed financial ratio levels. At August 11, 2000, PolyVision had $3.5 million of borrowings outstanding on the revolving line of credit.

    PolyVision's senior subordinated loan of $25.0 million bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears and matures on December 30, 2006. The senior subordinated loan is guaranteed by PolyVision's domestic subsidiaries. The loan agreement contains certain customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior credit facilities. The senior subordinated loan is junior in right of payment to the senior credit facilities, but senior in right of payment to the $8.9 million convertible subordinated promissory note issued by PolyVision in connection with the Alliance acquisition. In conjunction with the borrowing of the senior subordinated loan, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision, representing approximately 10.1% of its fully-diluted common stock.

    PolyVision's convertible subordinated promissory note issued in connection with the Alliance acquisition accrues interest at a rate of 10% per year, which is added to the face amount of the note.

    At June 30, 2000, PolyVision had $2.9 million in cash and cash equivalents. PolyVision's principal debt service commitments over for the next 12 months amount to approximately $7.7 million and capital expenditures are expected to approximate $3.0 million. Management believes its current cash position and unused credit facilities, when combined with cash flows generated from current operations, are adequate to meet PolyVision's current liquidity needs for at least the next 12 months.

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

    PolyVision's cost of remediation and equipment and software replacement totaled approximately $0.5 million. PolyVision does not anticipate incurring any additional costs as they relate to the Y2K issue during fiscal 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The market risk inherent in PolyVision's market-risk sensitive instruments and positions are the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

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

FOREIGN CURRENCY EXCHANGE RATES

    Although a majority of PolyVision's operations are in the United States, PolyVision does have foreign subsidiaries (primarily Belgium). The net investments in foreign subsidiaries translated into dollars using month-end exchange rates at June 30, 2000, were $21.6 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounted to $2.2 million. PolyVision does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    a)  On May 31, 2000, PolyVision held its 1999 Annual Meeting of Shareholders

    b)  Not applicable

    c)  At the Annual Meeting, the following matters were voted upon:

           (i) Election of four Class II directors to the Board of the Directors, each to hold office until year 2001 Annual Meeting and until his successor is elected and qualified

           The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

                                                                        WITHHOLD
            NAME                                              FOR       AUTHORITY   BROKER NON-VOTES
            ----                                           ----------   ---------   ----------------
            Steven S. Elbaum.............................  13,481,801    221,712              --

            Lyman C. Hamilton, Jr........................  13,481,667    221,846              --

            Joseph A. Menniti............................  13,481,798    221,715              --

            Hansel B. Millican...........................  13,481,798    221,715              --

           (ii) Approval of an amendment to PolyVision's 1999 Stock Option Plan increasing the number of shares reserved for issuance by an aggregate of 1,400,000 shares to a new total of 2,400,000.

         FOR                            AGAINST                    ABSTAIN
         ---                            --------                   --------
8,787,330                               547,990                     49,015

           (iii) Ratification of PolyVision's 2000 Stock Compensation Plan for Non-Employee Directors.

         FOR                            AGAINST                    ABSTAIN
         ---                            --------                   --------
8,965,591                               324,120                     94,624

           (iv) Ratification of the selection of Arthur Andersen LLP as PolyVision's independent auditor.

         FOR                            AGAINST                    ABSTAIN
         ---                            --------                   --------
13,658,573                               26,162                     18,778

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

                                                       POLYVISION CORPORATION

Date: August 14, 2000                                  By:  /s/ GARY L. EDWARDS
                                                            -----------------------------------------
                                                            Gary L. Edwards
                                                            CHIEF FINANCIAL OFFICER, TREASURER AND
                                                            SECRETARY (AS BOTH A DULY AUTHORIZED
                                                            OFFICER OF THE REGISTRANT AND THE
                                                            PRINCIPAL FINANCIAL OFFICER OR CHIEF
                                                            ACCOUNTING OFFICER OF THE REGISTRANT)