Form 10-Q
period 2000-09-30
POLYVISION CORP
filed 2000-11-14
CIK 835405

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

           OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                        Commission file number
                 to                                             1-10555

                             POLYVISION CORPORATION
             (Exact name of registrant as specified in its charter)

              NEW YORK                                         13-3482597
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   4888 SOUTH OLD PEACHTREE ROAD                                 30071
         NORCROSS, GEORGIA                                     (Zip Code)
  (Address of principal executive
              offices)

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

                              Yes /X/      No / /

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 14, 2000 was 14,168,527 shares.

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

                    POLYVISION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)     (AUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  2,249        $  8,128
  Accounts receivable, (net of allowance for doubtful
    accounts of $1,884 and $2,264 at September 2000 and
    December 1999, respectively)............................      37,740          24,927
  Inventories...............................................      19,270          14,033
  Prepaid expenses and other current assets.................      10,583           7,639
                                                                --------        --------
    Total current assets....................................      69,842          54,727
  Property, plant and equipment, net........................      18,206          17,307
  Goodwill, (less accumulated amortization of $5,462 and
    $3,747 at September 2000 and December 1999,
    respectively)...........................................      86,802          80,953
  Other assets..............................................       4,327           3,947
                                                                --------        --------
    Total assets............................................    $179,177        $156,934
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................    $  8,120        $  4,616
  Accounts payable..........................................      16,074           9,986
  Accrued expenses..........................................      19,106          17,228
                                                                --------        --------
    Total current liabilities...............................      43,300          31,830
  Long-term debt, less current maturities...................      95,362          89,250
  Other long-term liabilities...............................       7,844           6,671
                                                                --------        --------
    Total liabilities.......................................     146,506         127,751
                                                                --------        --------
Stockholders' equity:
  Series B preferred stock at liquidation value.............      12,750          12,750
  Series C preferred stock at liquidation value.............       7,000           7,000
  Series D preferred stock at liquidation value.............       6,000           6,000
  Common stock $.001 par value; authorized 40,000,000
    shares; 14,165,527 shares and 14,156,193 shares issued
    at September 30, 2000 and December 31, 1999,
    respectively............................................          14              14
  Additional paid-in capital................................      70,893          70,884
  Retained deficit..........................................     (62,564)        (66,553)
  Cumulative foreign currency translation adjustment........      (1,422)           (912)
                                                                --------        --------
    Total stockholders' equity..............................      32,671          29,183
                                                                --------        --------
      Total liabilities and stockholders' equity............    $179,177        $156,934
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

                    POLYVISION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Net sales..............................................  $47,029    $36,432    $119,182   $85,536
Cost of goods sold.....................................   31,599     23,286      78,698    55,261
                                                         -------    -------    --------   -------
  Gross profit.........................................   15,430     13,146      40,484    30,275
Selling, general and administrative....................    7,450      6,389      21,799    16,618
Amortization of goodwill...............................      607        555       1,763     1,387
                                                         -------    -------    --------   -------
  Operating income.....................................    7,373      6,202      16,922    12,270
Interest expense.......................................   (3,011)    (2,339)     (8,906)   (6,599)
Interest income........................................       31         15         168        60
Other income (expense), net............................      (24)       364         173       637
                                                         -------    -------    --------   -------
  Income before income taxes...........................    4,369      4,242       8,357     6,368
Provision for income taxes.............................   (1,378)    (1,612)     (2,675)   (2,459)
                                                         -------    -------    --------   -------
  Net income...........................................    2,991      2,630       5,682     3,909
Preferred stock dividends..............................     (565)      (483)     (1,693)   (1,287)
                                                         -------    -------    --------   -------
  Net income applicable to common stock................  $ 2,426    $ 2,147    $  3,989   $ 2,622
                                                         =======    =======    ========   =======

Net income per share of common stock:
  Basic:
    Net income.........................................  $  0.21    $  0.18    $   0.40   $  0.28
    Preferred stock dividends..........................    (0.04)     (0.03)      (0.12)    (0.09)
                                                         -------    -------    --------   -------
      Net income per basic share of common Stock.......  $  0.17    $  0.15    $   0.28   $  0.19
                                                         =======    =======    ========   =======
  Diluted:
    Net income.........................................  $  0.11    $  0.10    $   0.21   $  0.19
    Preferred stock dividends..........................                  --       (0.01)    (0.03)
                                                         -------    -------    --------   -------
      Net income per diluted share of common Stock.....  $  0.11    $  0.10    $   0.20   $  0.16
                                                         =======    =======    ========   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                            SERIES B              SERIES C              SERIES D
                                         PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK
                                       -------------------   -------------------   -------------------   ---------------------
                                        SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT
                                       --------   --------   --------   --------   --------   --------   ----------   --------
Balance at December 31, 1999.........  255,000    $12,750    140,000     $7,000    120,000     $6,000    14,156,193     $14

Exercise of stock options............                                                                         9,334
Net income...........................
Dividends on preferred stock.........
Foreign currency translation
  Adjustment.........................
                                       -------    -------    -------     ------    -------     ------    ----------     ---
Balance at September 30, 2000........  255,000    $12,750    140,000     $7,000    120,000     $6,000    14,165,527     $14
                                       =======    =======    =======     ======    =======     ======    ==========     ===

                                                               CUMULATIVE
                                                                 FOREIGN
                                       ADDITIONAL               CURRENCY
                                        PAID-IN     RETAINED   TRANSLATION
                                        CAPITAL     DEFICIT    ADJUSTMENT     TOTAL
                                       ----------   --------   -----------   --------
Balance at December 31, 1999.........   $70,884     $(66,553)    $  (912)    $29,183
Exercise of stock options............         9                                    9
Net income...........................                  5,682                   5,682
Dividends on preferred stock.........                 (1,693)                 (1,693)
Foreign currency translation
  Adjustment.........................                               (510)       (510)
                                        -------     --------     -------     -------
Balance at September 30, 2000........   $70,893     $(62,564)    $(1,422)    $32,671
                                        =======     ========     =======     =======

   The accompanying notes on an integral part of these condensed consolidated financial statement.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................  $  5,682   $  3,909
  Adjustments to reconcile net income to net cash provided
    by (used for) operations:
    Depreciation and amortization...........................     3,701      3,077
    Amortization of deferred financing costs and accretion
      of debt discount......................................     1,742      1,516
    Other, net..............................................      (188)      (445)
    Change in assets and liabilities, net of effects from
      acquisitions:
      Accounts receivable...................................   (11,319)    (6,484)
      Inventories...........................................    (3,635)        37
      Other assets..........................................    (1,734)      (598)
      Accounts payable and accrued expenses.................     3,415      3,377
      Other liabilities.....................................     1,786        191
                                                              --------   --------
Cash flow (used for) provided by operating activities.......      (550)     4,580
                                                              --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (1,966)    (1,528)
  Purchase of businesses, net of cash acquired..............   (13,632)   (24,364)
  Other.....................................................        --        946
                                                              --------   --------
Cash flow used for investing activities.....................   (15,598)   (24,946)
                                                              --------   --------
Cash flows from financing activities:
  Repayments of long-term borrowings........................    (3,769)    (2,600)
  Long-term borrowings......................................    10,000     22,000
  Borrowings (repayments) under revolving credit facilities,
    net.....................................................     4,500       (714)
  Proceeds from exercise of stock options...................         9         28
  Proceeds from issuance of preferred stock.................        --      2,000
  Deferred financing costs..................................      (206)      (608)
                                                              --------   --------
Cash flow provided by financing activities..................    10,534     20,106
                                                              --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (265)       692
                                                              --------   --------
Net change in cash and cash equivalents.....................    (5,879)       432
Cash and cash equivalents at beginning of period............     8,128      4,841
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  2,249   $  5,273
                                                              ========   ========
Supplemental disclosures:
  Cash paid for interest....................................  $  6,341   $  4,625
                                                              ========   ========
  Cash paid for taxes.......................................  $  1,678   $    257
                                                              ========   ========
Acquisition of businesses:
  Assets, net of cash acquired..............................  $ 16,465   $ 37,084
  Issuance of Series D Preferred stock......................        --     (6,000)
  Liabilities assumed.......................................    (2,833)    (6,720)
                                                              --------   --------
  Net cash paid.............................................  $ 13,632   $ 24,364
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of PolyVision Corporation and its subsidiaries ("PolyVision"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    PolyVision is an international manufacturer and installer of static, active and interactive products for communicating usually in the educational, office and corporate markets and is the leading supplier of light-gauge ceramicsteel used in the manufacture of quality writing and projection surfaces. PolyVision's operations are currently divided into four groups: the OEM (Original Equipment Manufacture) Group, the Public Sector Group, the Commercial Group and the Technology Group. The OEM Group manufactures continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnels and people-moving systems. The OEM Group also produces proprietary projection screen surfaces, screen and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. The Public Sector Group manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework and folding tables primarily to schools and offices. The Commercial Group manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks. The Technology Group manufactures and sells active and interactive whiteboards including gas-plasma and rear projection displays in the educational, office and corporate markets. These products allow the user to capture data directly from a white board or similar surface to a windows-based PC or Macintosh computer.

2. INVENTORIES

    The components of inventories at September 30, 2000 and December 31, 1999 were as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Raw materials...............................................     $13,811         $ 8,510
Work in process.............................................       1,075             526
Finished goods..............................................       4,384           4,997
                                                                 -------         -------
                                                                 $19,270         $14,033
                                                                 =======         =======

3. ACQUISITIONS

    IBID

    In May 2000, PolyVision acquired substantially all of the assets and certain liabilities of MicroTouch Systems, Inc's IBID division ("IBID") for approximately $3.2 million in cash, including expenses, and a contingent consideration payable over a five-and-half year period based upon net sales of IBID products. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of IBID have been included in the consolidated financial statements on a

                    POLYVISION CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

3. ACQUISITIONS (CONTINUED)
prospective basis from the date of acquisition. The purchase price was allocated based upon a preliminary assessment of the fair value of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 20 years.

    The cash portion of the IBID acquisition was funded by a $2.0 million draw on the Company's available revolving credit facility and internal cash resources.

    AMERICAN CHALKBOARD COMPANY, L.L.C.

    In January 2000, PolyVision acquired substantially all of the assets and certain liabilities of American Chalkboard Company, L.L.C ("American Chalkboard") for approximately $5.3 million, including expenses. The consideration consisted of $5.3 million in cash. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of American Chalkboard have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon a preliminary assessment of the fair value of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired was $3.1 million and is being amortized on a straight-line basis over 40 years.

    PENINSULAR SLATE COMPANY

    In January 2000, PolyVision acquired substantially all of the assets and certain liabilities of Peninsular Slate Company ("Peninsular Slate") for approximately $4.2 million, including expenses, subject to a working capital adjustment. The consideration consisted of $4.2 million in cash. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Peninsular Slate have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon a preliminary assessment of the fair value of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired was approximately $3.7 million and is being amortized on a straight-line basis over 40 years.

    The cash portion of the American Chalkboard and the Peninsular Slate acquisitions was funded by a $10.0 million increase in PolyVision's senior secured credit facility (see Note 9 to PolyVision's Report on Form 10-K for the year ended December 31, 1999).

    NELSON ADAMS COMPANY

    In August 1999, PolyVision acquired all of the outstanding common stock of
A. Lawer Corporation (doing business as Nelson Adams Company) ("Nelson Adams") for approximately $31.1 million, including expenses. The consideration consisted of $25.1 million in cash and $6.0 million in shares of PolyVision's Series D convertible preferred stock. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nelson Adams have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The excess of the

                    POLYVISION CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

3. ACQUISITIONS (CONTINUED)
purchase price over the net assets acquired was approximately $25.1 million and is being amortized on a straight-line basis over 40 years.

    The cash portion of the acquisition was funded by a $22.0 million increase in PolyVision's senior secured credit facility (see Note 9 to the PolyVision's Report on Form 10-K for the year ended December 31, 1999), $2.0 million in cash proceeds from the sale of shares of PolyVision's Series C convertible preferred stock to The Alpine Group, Inc. and internal cash resources.

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

                                                                    PRO FORMA
                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net sales...................................................  $121,286    $110,996
Income before income taxes..................................     8,143       7,136
Net income..................................................     5,537       4,781
Preferred stock dividends...................................    (1,693)     (1,672)
Net income applicable to common stock.......................  $  3,844    $  3,109

Net income per diluted share of common stock................  $   0.20    $   0.17
                                                              ========    ========

4. RESTRUCTURING CHARGE

    During fiscal 1999, PolyVision recorded a pre-tax nonrecurring restructuring charge of approximately $2.9 million in connection with the Nelson Adams acquisition. The charge related to costs to be incurred in consolidating PolyVision's Public Sector Group with those of the acquired Nelson Adams' operations. The restructuring charge included (i) $0.3 million for future operating expenses associated with the closure of a manufacturing facility, mainly a noncancelable operating lease, (ii) $0.8 million for replacing duplicative, existing computer hardware and its related noncancelable operating lease, (iii) $1.3 million for severance cost related to 58 employees terminated due to duplicative functions, (iv) $0.2 million for cost incurred to consolidate the operations of the closed facility, and (v) $0.3 million for other cost incurred related to duplicative functions. As of

                    POLYVISION CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

4. RESTRUCTURING CHARGE (CONTINUED)
September 30, 2000, PolyVision had actually incurred $2.2 million of the $2.9 million charge and expects to spend the balance by year end.

5. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 was as follows:

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------------------------------------
                                                                2000                              1999
                                                   -------------------------------   -------------------------------
                                                     NET                 PER SHARE     NET                 PER SHARE
                                                    INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                   --------   --------   ---------   --------   --------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock..............   $2,991                            $2,630
Less: preferred stock dividends..................     (565)                             (483)
                                                    ------                            ------
Basic earnings per common share..................    2,426     14,165      $0.17       2,147     14,118      $0.15
                                                                           =====                             =====
Dilutive impact of stock options, warrants and
  grants.........................................               3,354                             3,305
Assumed conversion of convertible seller note....      153      2,667                    160      2,667
Assumed conversion of accrued preferred stock
  dividends......................................       --        444                     --         --
Assumed conversion of preferred stock............      565      9,250                    483      8,033
                                                    ------     ------                 ------     ------
Diluted earnings per common share................   $3,144     29,880      $0.11      $2,790     28,123      $0.10
                                                    ======     ======      =====      ======     ======      =====

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                 -----------------------------------------------------------------
                                                              2000                              1999
                                                 -------------------------------   -------------------------------
                                                   NET                 PER SHARE     NET                 PER SHARE
                                                  INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income attributable to common stock............  $ 5,682                           $ 3,909
Less: preferred stock dividends................   (1,693)                           (1,287)
                                                 -------                           -------
Basic earnings per common share................    3,989     14,163      $0.28       2,622     14,118      $0.19
                                                                         =====                             =====
Dilutive impact of stock options, warrants and
  grants.......................................               3,472                             3,337
Assumed conversion of convertible seller
  note.........................................      440      2,667                    360      2,667
Assumed conversion of accrued preferred stock
  dividends....................................       --        366                     --         --
Assumed conversion of preferred stock..........    1,341      7,750                    576      2,688
                                                 -------     ------                -------     ------
Diluted earnings per common share..............  $ 5,770     28,418      $0.20     $ 3,558     22,810      $0.16
                                                 =======     ======      =====     =======     ======      =====

                    POLYVISION CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

6. COMPREHENSIVE INCOME

    The components of comprehensive income for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                (IN THOUSANDS)        (IN THOUSANDS)
Net income..................................................   $2,991     $2,630     $5,682     $3,909
Foreign currency translation adjustment.....................     (470)      (365)      (510)     1,366
                                                               ------     ------     ------     ------
  Comprehensive income......................................   $2,521     $2,265     $5,172     $5,275
                                                               ======     ======     ======     ======

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

                    POLYVISION CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

7. DIVISIONAL REPORTING (CONTINUED)
    The following provides information about each business division for the three and nine months ended September 30, 2000 and 1999:

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                           (IN THOUSANDS)        (IN THOUSANDS)
Net sales:
  OEM Group............................................  $15,037    $14,392    $ 43,525   $44,030
  Public Sector Group..................................   32,142     22,492      78,903    43,859
  Commercial Group.....................................    2,434      1,956       8,029     5,753
  Technology Group.....................................    1,383         --       2,010        --
  Inter-Company Elimination............................   (3,967)    (2,408)    (13,285)   (8,106)
                                                         -------    -------    --------   -------
                                                         $47,029    $36,432    $119,182   $85,536
                                                         =======    =======    ========   =======
Depreciation and amortization expense:
  OEM Group............................................  $   726    $   709    $  2,222   $ 2,439
  Public Sector Group..................................      398        238       1,190       461
  Commercial Group.....................................       67         59         198       177
  Technology Group.....................................       53         --          71        --
  Corporate............................................        9         --          20        --
                                                         -------    -------    --------   -------
                                                         $ 1,253    $ 1,006    $  3,701   $ 3,077
                                                         =======    =======    ========   =======
Operating income (loss):
  OEM Group............................................  $ 4,001    $ 2,936    $ 10,327   $ 7,933
  Public Sector Group..................................    3,983      3,478       8,081     4,961
  Commercial Group.....................................      107        215         561       619
  Technology Group.....................................       14         --          81        --
  Corporate............................................     (732)      (427)     (2,128)   (1,243)
                                                         -------    -------    --------   -------
                                                         $ 7,373    $ 6,202    $ 16,922   $12,270
                                                         =======    =======    ========   =======

8. SUBSEQUENT EVENT

    On October 25, 2000, PolyVision completed the acquisition of the intellectual property and operating assets of the Softboard Interactive computer conferencing product line from Microfield Graphics Inc., for approximately
$2.0 million in cash and a contingent consideration payable over a five year period based upon net sales of Softboard products. The transaction will be accounted for as a purchase, and as such, the purchase price will be allocated based on the fair values of the assets and liabilities at the date of the acquisition.

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

    - The Technology Group manufactures and sells active and interactive whiteboards including gas-plasma and rear projection displays in the educational, office and corporate markets. These products allow the user to capture data directly from a white board or similar surface to a windows-based PC or Macintosh computer.

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

    The following comparative table summarizes, for the periods presented, sales and operating income data for PolyVision on a group basis. Such group data is presented on an historical reporting basis for the three and nine months ended September 30, 2000 and 1999.

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                           -----------------------     -----------------------
                                             2000          1999          2000          1999
                                           ---------     ---------     ---------     ---------
                                            (UNAUDITED AND IN THOUSANDS, EXCEPT PERCENTAGES)
Net sales:
  OEM Group..............................   $15,037       $14,392      $ 43,525       $44,030
  Public Sector Group....................    32,142        22,492        78,903        43,859
  Commercial Group.......................     2,434         1,956         8,029         5,753
  Technology Group.......................     1,383            --         2,010            --
  Inter-Company Elimination..............    (3,967)       (2,408)      (13,285)       (8,106)
                                            -------       -------      --------       -------
                                            $47,029       $36,432      $119,182       $85,536
                                            =======       =======      ========       =======
Gross profit.............................   $15,431       $13,146      $ 40,484       $30,275
                                            =======       =======      ========       =======
Gross margin.............................      32.8%         36.1%         34.0%         35.4%
                                            =======       =======      ========       =======
Selling, general and administrative
  expenses...............................   $ 7,450       $ 6,389      $ 21,799       $16,618
                                            =======       =======      ========       =======
Amortization of goodwill.................   $   607       $   555      $  1,763       $ 1,387
                                            =======       =======      ========       =======
Operating income (loss):
  OEM Group..............................   $ 4,001       $ 2,936      $ 10,327       $ 7,933
  Public Sector Group....................     3,983         3,478         8,081         4,961
  Commercial Group.......................       107           215           561           619
  Technology Group.......................        14            --            81            --
  Corporate..............................      (732)         (427)       (2,128)       (1,243)
                                            -------       -------      --------       -------
                                            $ 7,373       $ 6,202      $ 16,922       $12,270
                                            =======       =======      ========       =======

RESULTS OF OPERATIONS

    Net sales for the quarter ended September 30, 2000 totaled $47.0 million, representing an increase of $10.6 million, or 29.1%, over net sales of $36.4 million for the quarter ended September 30, 1999. Net sales for the nine months ended September 30, 2000 totaled $119.2 million, representing an increase of $33.6 million, or 39.3%, over net sales of $85.5 million for the nine months ended September 30, 1999. The increase in net sales resulted primarily from the contribution of $10.0 million and $31.1 million in net sales from the acquired operations of Nelson Adams, American Chalkboard, Peninsular Slate and IBID. On a proforma basis, sales for the three and nine-month periods ended September 30, 2000 increased by 7% over the comparable periods in the prior year. OEM Group sales of $15.0 million and $43.5 million for the three and nine-month periods ended September 30, 2000, respectively, were consistent with prior periods due to continuing strong sales in visual communication products offset by an approximately 14% decline in the value of the Belgium Franc and a slow down in the sale of infrastructure products. Public Sector Group sales of $32.1 million and $78.9 million for the three and nine-month periods ended September 30, 2000, respectively, represent an increase of $9.6 million and $35.0 million over net sales of $22.5 million and $43.9 million for the three and nine-month periods ended September 30, 1999, respectively. The increase was due to the inclusion of sales contributed by the acquired operations of Nelson Adams, American Chalkboard and Peninsular Slate in the three and nine-month periods ended September 30, 2000. Commercial Group sales of $2.4 million and $8.0 million for the three and nine-month periods ended September 30, 2000, respectively, represent an increase of $0.5 million and $2.3 million over sales of $2.0 million and

$5.8 million for the three and nine-month periods ended September 30, 1999. The increase in Commercial Group sales resulted from a number of large orders received from customers in the fast food market. Technology Group sales of $1.4 million and $2.0 million for the three and nine months ended September 30, 2000, respectively, represent the sales contributed by the acquired operations of IBID (see Note 3 to the accompanying unaudited condensed consolidated financial statements).

    Gross profit for the quarter ended September 30, 2000 totaled
$15.4 million, representing an increase of $2.3 million, or 17.4%, as compared to the same quarter in the prior year. For the nine months ended September 30, 2000, gross profit was $40.5 million, representing an increase of $10.2 million, or 33.7%, as compared to the same period in the prior year. Gross margin for the quarter ended September 30, 2000 decreased to 32.8% from 36.1% for the quarter ended September 30, 1999. Gross margin for the nine months ended September 30, 2000 decreased to 34.0% from 35.4% for the nine months ended September 30, 1999. The increase in gross profit resulted primarily from the contribution of gross profit from Nelson Adams, American Chalkboard, Peninsular Slate and IBID. Gross profit is expected to show continued improvement on a comparative basis due to (i) the impact of the Nelson Adams, American Chalkboard, Peninsular Slate and IBID acquisitions, (ii) higher production volumes and (iii) manufacturing cost reduction resulting from the closure of three manufacturing facilities, combined with a continuing focus on cost reduction initiatives. The decline in gross margins resulted from weaker than expected gross margins contributed by the Public Sector Group due to higher raw material prices, lower than expected margins in acquired backlog and the failure to implement budgeted price increases. PolyVision has taken corrective action and although margins are expected to remain weak for the remainder of the year, they are expected to improve substantially in the early part of fiscal 2001.

    Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2000 totaled $7.5 million, representing an increase of $1.1 million, or 17.4%, as compared to the same period in the prior year. For the nine months ended September 30, 2000, SG&A was $21.8 million, representing an increase of $5.2 million, or 31.5%, as compared to the same period in the prior fiscal year. The increase in SG&A for the quarter and nine months resulted primarily from the inclusion of SG&A from the acquired operations of Nelson Adams, American Chalkboard, Peninsular Slate and IBID. PolyVision continues to see a reduction in SG&A expense resulting from the consolidation of the Nelson Adams, American Chalkboard and Peninsular Slate facilities. SG&A expense as a percentage of net sales has declined on a pro-forma basis from 20.2% for the nine months ended September 30, 1999 to 18.6% for the nine months ended September 30, 2000.

    Amortization expense increased to $1.8 million during the nine months ended September 30, 2000 as compared to $1.4 million in the same period in the prior year. The increase is due to the goodwill recorded as a result of the Nelson Adams, American Chalkboard, Peninsular Slate and IBID acquisitions.

    As a result of the increase in net sales and gross profit offset by the increase in SG&A and goodwill amortization, operating income for the quarter and nine months ended September 30, 2000 increased to $7.4 million and $16.9 million, respectively, as compared to $6.2 million and $12.3 million, respectively, for the comparable periods in the prior year.

    Interest expense in the quarter ended September 30, 2000 increased to $3.0 million from $2.3 million in the same period in the prior year. For the nine months ended September 30, 2000, interest expense was $8.9 million as compared to $6.6 million in the same period in the prior year. The increase was due principally to debt incurred in connection with the Nelson Adams, American Chalkboard, Peninsular Slate and IBID acquisitions and to a lesser degree, higher short term interest rates in the current period.

    Provision for income taxes for the quarter and nine months ended
September 30, 2000 was $1.4 million and $2.7 million, respectively, compared to $1.6 million and $2.5 million for the comparable periods in the prior year. The increase in income tax expense reflects the impact of non-deductible goodwill amortization, offset by the use of net operating losses incurred in the United States.

    Net income for the quarter ended September 30, 2000 was $2.4 million or $0.11 per diluted share, as compared to $2.1 million or $0.10 per diluted share for the comparable period in the prior year. For the nine months ended September 30, 2000, net income was $4.0 million or $0.20 per diluted share, as compared to net income of $2.6 million or $0.16 per diluted share, for the comparable period in the prior year. The comparative increase in net income for the quarter and nine months ended September 30, 2000 was due to the significant increase in operating income, offset by higher interest expense resulting from acquisition debt incurred in connection with the Nelson Adams, American Chalkboard, Peninsular Slate and IBID acquisitions and higher incremental tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 2000, PolyVision used $0.6 million in cash flow from operating activities consisting of $9.3 million in cash flow generated from operations (net income plus non-cash charges), reduced by $9.9 million in cash flow used for net working capital changes. Significant working capital changes included a $11.3 million increase in accounts receivable and $3.6 million increase in inventory offset by a $3.5 million increase in accounts payable and accrued expenses. Cash used for investing activities amounted to $15.6 million consisting principally of $13.6 million in cash paid for the acquisitions of American Chalkboard, Peninsular Slate and IBID and $2.0 million in capital expenditures. Cash provided by financing activities amounted to $10.5 million consisting principally of $14.5 million in borrowings on PolyVision's senior secured credit facility, the proceeds of which were used to fund the acquisitions of American Chalkboard, Peninsular Slate and IBID, offset by net debt repayments of $3.8 million.

    PolyVision's senior credit facilities consist of (a) a revolving line of credit in the maximum principal amount of $15.0 million (of which $9.5 million is available in the United States and $5.5 million is available to PolyVision's European subsidiaries), (b) a Term Loan A in the aggregate principal amount of $46.0 million and (c) a Term Loan B in the aggregate principal amount of $31.0 million. Advances under the revolving line of credit will be available through November 20, 2004, and borrowings thereunder may not at any time exceed
(1) for the United States borrowers, an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (2) for the European borrowers, the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until it attains prescribed financial ratio levels. At November 11, 2000, PolyVision had $7.0 million of borrowings outstanding on the revolving credit facility.

    PolyVision's senior subordinated loan of $25.0 million bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears and matures on December 30, 2006. The senior subordinated loan is guaranteed by PolyVision's domestic subsidiaries. The loan agreement contains certain customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior credit facilities. The senior subordinated loan is junior in right of payment to the senior credit facilities, but senior in right of payment to the $8.9 million convertible subordinated promissory note issued by PolyVision in connection with the Alliance acquisition. In conjunction with the borrowing of the senior subordinated loan, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision representing approximately 10.0% of its fully-diluted common stock.

    PolyVision's convertible subordinated promissory note issued in connection with the Alliance acquisition accrues interest at a rate of 10% per year, which is added to the face amount of the note.

    At September 30, 2000, PolyVision had $2.2 million in cash and cash equivalents. PolyVision's principal debt service commitments over for the next 12 months amount to approximately $8.1 million and capital expenditures are expected to approximate $4.0 million. Management believes its current cash position and unused credit facilities, when combined with cash flows generated from current operations, are adequate to meet PolyVision's current liquidity needs during the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instrument and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Polyvision will be required to adopt SFAS No. 133 in 2001. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. Management has evaluated the effect of this statement on PolyVision's derivative instruments: primarily interest rate swaps and foreign currency forward contracts. The impact of adjustments to fair value is not expected to be material to the PolyVision's consolidated financial position.

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. According to SAB 101, revenue generally is realized or realizable when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. PolyVision has evaluated SAB 101 and believes that it is in compliance with this bulletin and that this bulletin will not have an effect on results of operations or financial position of PolyVision.

    In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10").
EITF 00-10 is also effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that include them. PolyVision has evaluated EITF 00-10 and believes that it is in compliance with this Issue and that this Issue will have not have a significant effect on expense classifications, results of operations or financial position of PolyVision.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The market risk inherent in PolyVision's market risk sensitive instruments and positions are the potential loss arising from adverse changes in interest rate and foreign currency exchange rates.

INTEREST RATES

    PolyVision primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs as well as to fund acquisitions. The majority of PolyVision's long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest affecting PolyVision's floating rate long-term debt would reduce pre-tax income by $0.5 million over the next fiscal year.

FOREIGN CURRENCY EXCHANGE RATES

    Although a majority of PolyVision's operations are in the United States, PolyVision does have foreign subsidiaries. The net investments in foreign subsidiaries translated into dollars using month-end exchange rates at September 30, 2000, are $21.2 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $2.1 million. PolyVision does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibit 27.1--Financial Data Schedule

    (b) No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       POLYVISION CORPORATION

Date: November 14, 2000                                By:  /s/ GARY L. EDWARDS
                                                            -----------------------------------------
                                                            Gary L. Edwards
                                                            Chief Financial Officer, Treasurer and
                                                            Secretary (as both a duly authorized
                                                            officer of the registrant and the
                                                            principal financial officer or chief
                                                            accounting officer of the registrant)