Form 10-K405
period 2000-12-31
POLYVISION CORP
filed 2001-04-02
CIK 835405

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000        Commission file
                                number: 1-10555
                            ------------------------

                             POLYVISION CORPORATION

                     (Exact name of registrant as specified
                                in its charter)

              NEW YORK                                    13-3482597
    ----------------------------                 ----------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

    4888 SOUTH OLD PEACHTREE ROAD
          NORCROSS, GEORGIA                                  30071
    ----------------------------                 ----------------------------
        (Address of principal                             (Zip Code)
         executive offices)

                            ------------------------

       Registrant's telephone number, including area code: (770) 447-5043

          Securities registered pursuant to Section 12(b) of the Act:
                            ------------------------

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Stock, par value $.001 per share                American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the common equity held by non-affiliates of the Registrant was $7,448,150 as of March 27, 2001.

    The number of shares outstanding of the Registrant's common equity as of March 27, 2001 was 14,168,527 shares.
                            ------------------------

   THE FOLLOWING DOCUMENT IS INCORPORATED BY REFERENCE INTO PART III OF THIS
                                   FORM 10-K:

    Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2000 annual meeting of shareholders.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    PolyVision Corporation is an international manufacturer and installer of static, active and interactive products for communicating visually in the educational, office and corporate markets and is the leading supplier of light-gauge Ceramicsteel used in the manufacture of quality writing and projection surfaces. PolyVision's operations are currently divided into four market groups--the Visual Communications Surfaces Division ("VC Surfaces"), the Visual Communications Products Division ("VC Products"), the Visual Communications Interactive Products Division ("VC Interactive Products") and the Commercial Signage Division ("Commercial").

    - VC Surfaces manufactures continuous coil Ceramicsteel (a high-grade, fused ceramic surface on light-gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnels and people-moving systems. VC Surfaces also produces proprietary projection screen surfaces, screen-printed and non-screen printed Ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage.

    - VC Products manufactures, installs and sells custom-designed and engineered writing, projection and other visual display products, custom cabinets, workstations, conference center casework and folding tables primarily for schools and offices.

    - VC Interactive Products manufactures and sells active and interactive surfaces, which allow the user to capture anything written on the display surface. Various surfaces are offered including: Ceramicsteel, polyester substrate, gas-plasma and rear projection displays. These products are used primarily in the educational, office and corporate markets. Using these products, data is captured directly from the whiteboard or similar surface to a Windows-based PC or Macintosh computer.

    - Commercial manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

ORGANIZATIONAL HISTORY

    PolyVision traces its roots back to 1954 when it began manufacturing "Greensteel" brand chalkboards and until recently was known by its former corporate name Information Display Technology, Inc. ("IDT"). In 1992, PolyVision's then parent, Adience, Inc. ("Adience"), listed IDT on the American Stock Exchange in a transaction resulting in approximately 19% of PolyVision's outstanding shares being held by the public. Greensteel (now included in the VC Products Division) manufactured Ceramicsteel in sheet form and fabricated custom-designed visual display products and conference center casework. In December 1994, Adience was acquired by The Alpine Group, Inc. ("Alpine") and, in May 1995, Alpine caused two of its subsidiaries, Posterloid Corporation and Alpine PolyVision, Inc. ("APV") to be merged with and into separate wholly-owned subsidiaries of IDT. Concurrently with the mergers, IDT's name was changed to PolyVision Corporation.

    Following the mergers, Alpine, whose direct ownership of PolyVision had increased to approximately 90% as a result of the mergers, distributed approximately 73% of PolyVision's outstanding shares to Alpine stockholders as a one-time dividend, retaining an approximately 17% interest in PolyVision. In 1998, pursuant to an exchange transaction, Alpine and another preferred shareholder exchanged $25.7 million in preferred stock and indebtedness of $7.4 million (see Note 8 to the accompanying consolidated financial statements) for approximately 5.3 million shares of common stock and approximately
$12.4 million in a new series of preferred stock of PolyVision. As a result, Alpine's direct ownership in PolyVision increased to 48%.

    In April 1997, PolyVision discontinued its research and development efforts related to a proprietary flat-panel display technology being conducted through its APV subsidiary. The technology is now being marketed through third-party licensing agreements.

RECENT GROWTH

    Beginning in fiscal 1998, PolyVision (through a series of acquisitions) increased its manufacturing capability in light-gauge porcelain enamelized steel and its ability to fabricate and distribute visual communication products utilizing Ceramicsteel and other surfaces, whether static, active or interactive, in the United States and foreign markets. These products are sold primarily to the educational and office products market. In fiscal 2000, PolyVision expanded its product reach by acquiring two companies with proprietary technologies in active and interactive visual communication products. As a result of these acquisitions and organic growth in each of PolyVision's markets over the past three years, revenues have increased from $32.2 million to $152.7 million. PolyVision's acquisitions have included the following:

    1.  In November 1998, PolyVision acquired Alliance International
       Group, Inc. ("Alliance") for approximately $75.0 million. Alliance manufactures porcelain Ceramicsteel in a continuous coil form at its plants in Oklahoma and Genk, Belgium. Alliance is the largest manufacturer of light-gauge Ceramicsteel in the world. Alliance is now included in VC Surfaces.

    2. In August 1999, PolyVision acquired The Nelson Adams Company ("Nelson Adams") from A. Lawer Corporation for approximately $30.0 million. Nelson Adams is a leading designer and supplier of visual display and related products, primarily for the educational and office products market. Nelson Adams maintained design and production facilities in Corona, California, Clymer, Pennsylvania, and Pompano Beach, Florida. Nelson Adams has been combined with PolyVision's Greensteel operation and currently conducts business as part of VC Products.

    3. In January 2000, PolyVision completed the acquisitions of Peninsular Slate Company ("Peninsular Slate") and American Chalkboard Company, L.L.C. ("American Chalkboard") for approximately $10.0 million. Both Peninsular Slate and American Chalkboard are regional fabricators of visual display products, primarily to the educational products market. Both Peninsular Slate and American Chalkboard have been combined with VC Products. These acquisitions have resulted in VC Products having a presence in every major geographical market in the United States.

    4. In May 2000, PolyVision acquired substantially all of the assets and certain liabilities of the Ibid whiteboard product line of MicroTouch Systems, Inc. ("Ibid") for approximately $3.2 million in cash, including expenses, and a contingent consideration payable over a five-and-half year period based upon net sales of Ibid products. (See Note 8 to the accompanying consolidated financial statements.)

    5. In October 2000, PolyVision completed the acquisition of the intellectual property and operating assets of the Softboard digital whiteboard and interactive computer conferencing product lines from Microfield Graphics Inc. for approximately $2.0 million in cash and a contingent consideration payable over a five-year period based upon net sales of Softboard products. The Ibid and Softboard product lines have been consolidated into VC Interactive Products. (See Note 8 to the accompanying consolidated financial statements.)

                              BUSINESS OPERATIONS

    The following table sets forth unaudited dollar amounts and percentages of sales of each of PolyVision's four market groups on an historic basis for the calendar years ended December 31, 1998 and 1999 and on a pro forma basis for the year ended December 31, 2000, assuming that the acquisitions of Peninsular Slate, American Chalkboard, Ibid and Softboard were completed on January 1, 2000 (dollars in millions):

                                                        PRO FORMA              ACTUAL                ACTUAL
                                                          2000                  1999                  1998
                                                   -------------------   -------------------   -------------------
                                                    SALES     PERCENT     SALES     PERCENT     SALES     PERCENT
                                                   --------   --------   --------   --------   --------   --------
VC Surfaces......................................   $ 41.1      26.1%     $ 45.9      39.9%     $ 6.6       14.6%
VC Products......................................     97.6      62.1        61.4      53.4       29.9       66.2
VC Interactive Products..........................      8.3       5.2          --        --         --         --
Commercial.......................................     10.3       6.6         7.6       6.7        8.7       19.2
                                                    ------     -----      ------     -----      -----      -----
Total............................................   $157.3     100.0      $114.9     100.0      $45.2      100.0
                                                    ======     =====      ======     =====      =====      =====

    For more detailed financial information relating to PolyVision's business segments, see Item 7--"Management's Discussion and Analysis of Financial Consolidation and Results of Operations" and Note 20 to the accompanying consolidated financial statements.

VISUAL COMMUNICATION SURFACES DIVISION

    VC Surfaces provides porcelain ceramic in continuous coil or sheet form to original equipment manufacturers from its Alliance America and Alliance Europe manufacturing operations.

    PRODUCTS

    VC Surfaces manufactures continuous coil, light-gauge Ceramicsteel for a wide range of market applications, including visual communications products, transportation/infrastructure and industrial markets. Ceramicsteel combines the strength of steel with the unique properties of ceramic, utilizing proprietary processes. PolyVision believes certain characteristics of Ceramicsteel distinguish it from other types of durable surfaces such as longevity, ease of maintenance, non-toxicity and resistance to harsh environments.

    Ceramicsteel coils and sheets, which are available in a variety of surface finishes, treatments and colors, are used primarily as writing surfaces for markerboards and chalkboards, and as surfaces for projection screens. VC Surfaces also manufactures non-standard, high performance, application-specific Ceramicsteel coils and sheets with distinctive graphics, such as calendars, maps, artwork and signage.

    Ceramicsteel surfaces are particularly well-suited for interior and exterior surfaces of tunnel systems, subways, airports, bus terminals and train stations. They are frequently chosen substitutes for ceramic tile, glazed block and painted aluminum because of their longevity, non-toxicity, fire-resistance, aesthetic potential, surface uniformity and relative ease of installation and maintenance. In addition, the ceramicsteel surfaces have a variety of industrial applications, such as components in radiant heaters, and as surfaces for industrial graphic displays due to its ability to withstand high temperatures and high abuse environments.

    SALES AND MARKETS

    The VC Surfaces' visual display products are sold in the United States, Europe and to more than 40 countries worldwide. In the United States, direct sales personnel are utilized to sell products to fabricators and OEMs that produce and install visual communication products, such as markerboards, chalkboards and other related products. These products are sold through a variety of distribution channels to a range of end users, particularly educational facilities and businesses. In late 1999, VC Surfaces implemented a long-term supply agreement program with its network of fabricators and OEMs around the United States. Pursuant to these agreements, which typically extend for three years,

VC Surfaces has agreed to supply to these customers all of their requirements for Ceramicsteel at competitive prices, while providing competitive delivery and stocking programs.

    Outside the United States, VC Surfaces sells its products primarily to OEMs. Through its facility in Belgium, it also sells finished visual communication products predominantly to educational and business institutions. Sales of VC Surfaces' infrastructure and industrial products are made by direct sales efforts through employees and other sales agents working with architects and designers on specific projects in the United States, Europe and Asia.

    As of December 31, 2000, VC Surfaces had a total of approximately ten sales agents covering various geographical areas outside of the United States, principally in Europe and Asia, and employed three direct sales personnel in the United States and 12 sales personnel in Europe.

    MANUFACTURING

    VC Surfaces conducts manufacturing operations at facilities in Okmulgee, Oklahoma and Genk, Belgium. The following table summarizes the products manufactured and equipment utilized at VC Surfaces' manufacturing facilities:

                               OKMULGEE, OKLAHOMA             GENK, BELGIUM
                               ------------------             -------------
PRODUCTS MANUFACTURED          - Coils & sheets               - Coils & sheets
                               - Graphic sheets               - Graphic sheets
                               - Laminated panels             - Laminated panels
                                                              - Tunnel panels
                                                              - Heating elements

EQUIPMENT                      - 4 foot coil line             - 4 foot coil line
                               - 5 foot coil line             - Silkscreen graphics
                               - Silkscreen graphics          - Laminating equipment
                               - Laminating equipment

    RAW MATERIALS

    The production of Ceramicsteel requires three basic materials: steel coil, frit (glass fragments) and pigments or oxides. VC Surfaces has never experienced any difficulty in obtaining these materials in adequate quantity or quality and relies on a range of suppliers in the United States, Europe and Japan. VC Surfaces maintains multiple sources of supply on all critical items and manages its purchasing commitments on a worldwide basis to leverage its purchasing strength.

    COMPETITION

    VC Surfaces believes that its Ceramicsteel visual display surfaces are the most widely used in the United States and European markets; however, there are several domestic and international companies which compete in similar markets, some of which have substantially greater financial and other resources than those of PolyVision. In North America, VC Surfaces faces competition from companies such as Claridge Products & Equipment, Inc., Kawasaki and NGK. Claridge is the most significant competitor in North America, but differs from VC Surfaces in its market focus and production capabilities. Although Kawasaki and NGK are large companies with substantial resources, they manufacture Ceramicsteel in only a limited range of products. In Europe, NGK and Kawasaki are VC Surfaces' most significant Ceramicsteel competitors but, as in North America, offer only a limited range of products in our primary market sector. PolyVision believes that VC Surfaces' future success will depend upon its ability to develop and produce reliable products which incorporate developments in technology and satisfy consumer tastes with respect to style and design and its ability to market a broad range of such products in each applicable category at competitive prices.

    SEASONALITY

    VC Surfaces' business is somewhat seasonal with much of its revenues and operating profits occurring during the spring and summer months. This is due to the increased business activity during these months when schools are closed and general construction and renovation activity increases.

    BACKLOG

    As of December 31, 2000, VC Surfaces' backlog was approximately
$4.5 million, compared with $2.0 million as of December 31, 1999. Due to the nature of it's manufacturing process and customer base, VC Surfaces purchases and ships products to its customers without experiencing a significant backlog. VC Surfaces provides five-day delivery on standard products and supports "just-in-time" delivery for many key customers.

VISUAL COMMUNICATIONS PRODUCTS DIVISION

    VC Products consists of (1) VC Products, U.S.A. (created through the combination of Nelson Adams, Greensteel, Peninsular Slate and American Chalkboard), (2) Aubecq, which operates principally in France, and
(3) Pentagon, which operates in Denmark. Each of these operations serves substantially similar markets in their respective geographical areas.

    PRODUCTS

    VC Products manufactures standard and custom-made systems incorporating Ceramicsteel chalkboards and markerboards, tackboards, display cases and bulletin boards. VC Products also manufactures wood and plastic laminate casework and custom designed in-wall folding tables. These products are distributed principally to the educational products market and, in most cases, are used in new construction or renovation of schools and office buildings. Ceramicsteel, which is the principal component in the production of chalkboards and markerboards, is obtained from the VC Surfaces business.

    Ceramicsteel writing surfaces, which are available in a range of colors and surface types, are virtually indestructible and maintenance free, and are warranted by PolyVision to retain their original writing and erasing qualities under normal usage and wear. As a result of these product qualities, PolyVision believes that Ceramicsteel writing surfaces currently account for a majority of all chalkboard and markerboard sales in the United States and will continue to grow for the foreseeable future.

    VC Products typically sells chalkboards, tackboards, markerboards and cabinetry together as a package to finish facility wall surfaces in schools and offices. These products are manufactured at one or more of the VC Products' production and fabrication facilities located in Corona, California, Dixonville, Pennsylvania, Clymer, Pennsylvania, Pompano Beach, Florida, Crespin, France and Odense, Denmark.

    SALES AND MARKETS

    VC Products sells its product line primarily through a bid process conducted by architects and general contractors working with the division's sales staff. Warranties made by VC Products with respect to its products and services are consistent with industry standards, except for a lifetime warranty on the writing surface of its Ceramicsteel markerboards and chalkboards. In the United States, VC Products markets its products through (1) a direct sales staff of 8 persons, most of whom work on a salary plus commission basis, (2) a network of 13 sales offices located throughout the country, and (3) a network of independent dealers who do their own estimating, quoting, project management and installation, and who bear the cost of performance bonds and contract retainage. As of December 31, 2000, VC Products had approximately 65 dealers covering various geographical areas of the United

States. In Europe, VC Products markets its products through a direct representative sales staff of three individuals and a network of independent dealers.

    COMPETITION

    VC Products competes with a variety of companies that manufacture visual display products (such as chalkboards, markerboards and tackboards) and institutional cabinetry, primarily for sale in the educational (such as schools, pre-schools and day-care centers) and office markets. There are more than 100 companies that compete in the sale of visual display products, of which approximately 10 companies compete in large geographical areas. One competitor, Claridge Products & Equipment, Inc., competes nationally through a network of independent distributors and sales offices. VC Products also competes with numerous local fabrication firms with respect to its cabinetry, and at least four such companies that sell nationally, either through a system of dealers, direct sales offices, or both. VC Products maintains a competitive position through design quality, reliability and attention to costs.

    SEASONALITY

    VC Products has a seasonal business cycle with much of its revenues and most of its operating profits being derived during the spring and summer months of the year. This occurs primarily as a result of increased business activity during these months when schools are closed and construction and renovation activity increases. The division has historically incurred a loss in the winter months.

    BACKLOG

    As of December 31, 2000, VC Products' had a backlog of approximately
$50.7 million, compared with $38.5 million as of December 31, 1999. PolyVision expects that most of the backlog will be filled in fiscal 2001. Revenues from sales of specific products are recorded when title transfers, which is typically upon shipment. Revenues from construction of custom installations under contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. See Note 2 to the accompanying consolidated financial statements.

VISUAL COMMUNICATIONS INTERACTIVE PRODUCTS DIVISION

    VC Interactive Products was formed during fiscal 2000 primarily through the acquisitions of the Ibid and Softboard product lines (See Note 8 to the accompanying consolidated financial statements). The division manufactures and sells a full range of active and interactive whiteboards under its Webster product brand name, including gas-plasma and rear projection displays. The division sells primarily to the educational, office and corporate markets. VC Interactive Products was established in order to expand PolyVision's product lines, positioning PolyVision to take advantage of the growth in technology-based visual communications solutions and to leverage its position in providing a full range of tools for communicating visually in the education and office markets. The division's sales, manufacturing facility and its research and development activities are located in Portland, Oregon.

    During fiscal 2000, PolyVision acquired three product lines, which are described below:

    - PIXID. In May 2000, PolyVision acquired a software program called Pixid Whiteboard Photo, a unique product in the whiteboard market. Intended for use with any digital camera, Pixid Whiteboard Photo software creates color digital copies of any material, whether meeting notes on a whiteboard or a message scribbled on a napkin, and transforms it into a crisp, clean copy in a matter of seconds, digitally eliminating any surrounding border. PolyVision intends to produce a family of high-tech whiteboard and blackboard "meeting capture" technologies around its Pixid Whiteboard Photo Product and underlying intellectual property.

    - IBID. In May 2000, PolyVision acquired the Ibid-TM- electronic whiteboard product line from MicroTouch Systems, Inc. The Ibid line of electronic whiteboards, with interactive projection screens, was one of the first to penetrate the corporate office market as a practical, affordable solution for businesses to capture information from previously static surfaces. Ibid electronic whiteboards allow the user to write or draw information on a whiteboard and then to electronically view and transfer the written information to a desktop or notebook personal computer. The information can then be replayed, printed, faxed, e-mailed or saved. VC Interactive Products, under the brand name "Webster," is currently marketing both personal (2 foot by 3 foot) interactive whiteboards, as well as larger (3 foot by 4 foot and 4 foot by 6 foot) conference room whiteboards. A 4 foot by 8 foot whiteboard has been introduced into the product line and will begin shipping in May 2001. Webster brand whiteboards are Microsoft Windows and Macintosh compatible.

    - SOFTBOARD. In October 2000, PolyVision acquired the Softboard interactive computer conferencing and group communication product lines from Microfield Graphics, Inc. The Softboard product lines incorporate a series of digital whiteboards, interactive rear projection systems and interactive plasma display systems, along with a variety of application software packages. Information written or drawn on the Softboard surface is recorded and displayed on any Microsoft Windows or Macintosh computer simultaneously and in color using Softboard proprietary technology. The information is recorded in a computer file that can be replayed, printed, faxed, e-mailed or saved for future applications. Optional proprietary software allows the information to be communicated in real time to remote computers over standard telephone lines, networks and the Internet. Softboard products are also marketed under the Webster brand name.

    The acquisition of the Ibid whiteboard product line and Softboard interactive computer conferencing and group communication product lines has enabled PolyVision to extend its core competency in state-of-the-art visual communication tools in the education and office markets.

    SALES AND MARKETS

    VC Interactive Products uses a direct sales staff and authorized dealers under the Webster brand name to distribute products both in the United States and internationally. Additionally, the products are sold under private label agreements with select OEM accounts. Warranties made by VC Interactive Products with respect to its products and services are consistent with industry standards. In Europe, VC Interactive Products markets its products through a direct representative sales staff and a network of independent dealers.

    COMPETITION

    VC Interactive Products competes with a variety of companies that manufacture active and interactive visual display products (such as markerboards and copy boards). There are approximately five companies that compete in large geographical areas. One competitor, SmartBoard, competes nationally and internationally through a network of independent distributors and sales offices. VC Interactive Products maintains a competitive position through design quality, reliability and attention to costs.

    BACKLOG

    As of December 31, 2000, VC Interactive Products's backlog was approximately $0.4 million. PolyVision expects that this backlog will be filled in fiscal 2001.

COMMERCIAL SIGNAGE DIVISION

    Commercial is engaged in the development, manufacture and sale of indoor and outdoor signage, graphics and menuboard display systems to the transportation, theater, fast food and convenience store industries. The division also develops, manufactures and markets changeable magnetic display signage used primarily by banks to display interest rates, currency exchange rates and other information.

    Commercial's marketing activities are conducted through both a direct sales force and sales representatives. Commercial competes with three other significant national menuboard manufacturers and a large number of local manufacturers. Commercial's products compete on the basis of design, price, quality and ability to meet delivery requirements. As of December 31, 2000, Commercial had approximately 800 customers. Raw materials used in the group's operations are widely available but are purchased from a limited number of sources in order to obtain favorable prices and terms.

                            RESEARCH AND DEVELOPMENT

    PolyVision has supported and will continue to support research and development at its laboratories located at the VC Surfaces' manufacturing facility in Genk, Belgium and the VC Interactive Products' manufacturing facility in Portland, Oregon. Basic research for improving existing products and developing new products for existing and new markets is conducted at both facilities. Research and development personnel work closely with the production staff, marketing and select customers to ensure product features and quality standards are maintained and improved.

    Recent developments include two new product introductions: (i) a new generation of Ceramicsteel writing surfaces called P(3) Ceramicsteel.-TM-This new surface is an ultra-smooth ceramic coating that delivers a lustrous and silky smooth finish, which improves coverage, contrast and erasability performance of chalkboards and whiteboards, and (ii) the development of the world's largest interactive whiteboard measuring 4 foot by 8 foot. This whiteboard provides the largest interactive writing surface of its kind in the world.

                                   EMPLOYEES

    As of December 31, 2000, PolyVision employed approximately 1,150 persons. Approximately 410 persons employed by PolyVision are represented by unions. Collective bargaining agreements expire at various times through 2002. One such agreement covering approximately 60 employees is due to expire in fiscal 2001, and is expected to be renewed. PolyVision considers relations with its employees to be satisfactory.

                             ENVIRONMENTAL MATTERS

    PolyVision's manufacturing operations are subject to extensive and evolving federal, foreign, state and local environmental laws and regulations relating to, among other things, the storage, handling, disposal, emission, transportation and discharge of hazardous substances, materials and waste products, as well as the imposition of stringent permitting requirements. PolyVision does not believe that compliance with environmental laws and regulations will have a material effect on the level of capital expenditures of PolyVision or its business, financial condition, liquidity or results of operations. No material expenditures related to these matters were made in 2000. However, violation of, or non-compliance with, such laws, regulations or permit requirements, even if inadvertent, could result in an adverse impact on the operations, business, financial condition, liquidity or results of operations of PolyVision.

    PolyVision continues to monitor a project to achieve full environmental compliance at a facility no longer owned or operated by it. PolyVision is fully indemnified by prior owners of the property.

ITEM 2. PROPERTIES

    PolyVision conducts its principal operations at the facilities listed below:

LOCATION                          OWNED OR LEASED    FLOOR AREA (SQUARE FEET)   LEASE EXPIRATION
- --------                          ----------------   ------------------------   ----------------
VC PRODUCTS DIVISION
Dixonville, Pennsylvania              Owned                  199,200                    --
Wetumpka, Alabama                     Owned                   20,000                    --
Crespin, France                       Owned                  155,200                    --
Odense, Denmark                       Owned                   24,800                    --
Corona, California                    Leased                  50,000                  2016
Pompano Beach, Florida                Leased                  12,000                  2003
Fraser, Michigan                      Leased                   4,700                  2002
Landis, North Carolina                Leased                   1,200                  2002
Clymer, Pennsylvania                  Leased                  45,000                  2002

VC SURFACES DIVISION
Norcross, Georgia                     Owned                    9,500                    --
Okmulgee, Oklahoma                    Owned                  180,000                    --
Genk, Belgium                         Owned                  124,000                    --

VC INTERACTIVE PRODUCTS DIVISION
Portland, Oregon                      Leased                  50,000                  2006

COMMERCIAL SIGNAGE DIVISION
Long Island City, New York            Leased                  54,000                  2006

    PolyVision believes that its plants are generally suitable and adequate for the business being conducted and for servicing the requirements of its customers. Capital spending plans are primarily designed to keep up with current technology, to increase capacity in existing product lines and for cost-reduction initiatives. The extent of current utilization is generally consistent with historical patterns and, in the view of management, is satisfactory. PolyVision does not view any of its plants as being underutilized. VC Surfaces currently utilizes two or three production shifts per day in its production facilities and are scheduled for additional shifts, as demand requires. The VC Products currently utilize one production shift per day at its production facilities and are scheduled for additional shifts as demand requires. During 2000, PolyVision's facilities operated at approximately 85% capacity.

ITEM 3. LEGAL PROCEEDINGS

    PolyVision and its subsidiaries are parties to routine litigation incidental to their business. While the outcome of litigation can never be predicted with certainty, PolyVision does not believe that any of the existing litigation will have a material adverse effect upon its business, financial condition, liquidity or results of operations.

    In 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants including PolyVision seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by PolyVision in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, and breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff was granted leave to serve an amended complaint to allege, among other things, a claim under the New Jersey Consumer Fraud Act (which might permit treble damages), while preserving the right of the defendants, including PolyVision, to challenge the applicability of such Act.

    In 2001, the Court permitted Plaintiff to amend its complaint again. A cause of action for indemnification of $455,335 was added. The amounts sought in the other causes of action were reduced from $1,405,000 plus treble damages to $840,789 plus treble damages. PolyVision served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third-party claims against an adhesives supplier whose product was utilized by PolyVision in fabricating the panels. Currently, discovery in the case is continuing. It is premature to render an estimate of the outcome of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

    The common stock of PolyVision is traded on the American Stock Exchange under the symbol PLI. The following table shows the high and low closing prices for trades on the American Stock Exchange:

                                                                HIGH       LOW
                                                              --------   --------
CALENDAR 1999
First Quarter...............................................   $3.44      $1.56
Second Quarter..............................................    2.94       1.69
Third Quarter...............................................    2.56       1.75
Fourth Quarter..............................................    2.44       1.63

CALENDAR 2000
First Quarter...............................................   $3.69      $2.31
Second Quarter..............................................    3.00       2.00
Third Quarter...............................................    2.50       2.00
Fourth Quarter..............................................    2.25       1.13

CALENDAR 2001
First Quarter (through March 27, 2001)......................   $1.56      $0.90

    The approximate number of security holders of PolyVision's common stock was 1,900 as of March 27, 2001. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name. The closing price of PolyVision's common stock on March 27, 2001, as reported by the American Stock Exchange, was $0.98 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the accompanying consolidated financial statements of PolyVision and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         Eight Months
                                       Years                Ended                   Years Ended
                                   December 31,          December 31,                April 30,
                               ---------------------     ------------     --------------------------------
                                 2000         1999         1998(3)          1998       1997         1996
                               --------     --------     ------------     --------   --------     --------
                                                  (in thousands, except per share data)
Statement of Operations Data:

Net sales from operations....  $152,709     $114,899       $ 33,877       $34,167    $32,233      $35,627
Income (loss) from
  operations.................    14,613       12,857          2,050         1,392     (4,289)      (5,245)
Net income (loss)............     2,211 (1)    3,087 (2)        591 (4)     1,010     (5,109)(6)   (5,769)
Preferred stock dividends....    (2,256)      (1,857)          (179)       (1,545)    (2,059)      (2,040)
Accretion of preferred
  stock......................        --           --           (312)           --         --           --
Gain on conversion...........        --           --         19,252 (5)        --         --           --
                               --------     --------       --------       -------    -------      -------
Net income (loss) applicable
  to common stock............  $    (45)    $  1,230       $ 19,352       $  (535)   $(7,168)     $(7,809)
Income (loss) per share:
    Basic....................  $   0.00     $   0.09       $   2.04       $ (0.06)   $ (0.84)     $ (0.94)
    Diluted..................      0.00         0.06           2.04         (0.06)     (0.84)       (0.94)
Balance Sheet Data:
Total assets.................  $171,079     $156,934       $122,208       $18,464    $16,901      $18,983
Long-term obligations........    94,745       89,250         74,511        13,842     11,499        7,380
Preferred stock..............    25,750       25,750         17,848        25,731     25,731       25,731
Total stockholders' equity
  (deficit)..................    28,934       29,183         20,921        (3,475)    (2,990)       4,084

- ------------------------

(1) Includes a $3.2 million nonrecurring charge related to (i) a profit improvement initiative being undertaken in PolyVision's European operations and (ii) the reorganization of PolyVision's United States based entities (see Note 9 to the accompanying consolidated financial statements).

(2) Includes a $2.9 million nonrecurring charge related to the acquisition of Nelson Adams (see Note 9 to the accompanying consolidated financial statements).

(3) During December 1998, PolyVision changed its fiscal year end from April 30 to December 31. The eight month transition period ended December 31, 1998 preceded the start of the new fiscal year.

(4) Includes a $1.3 million nonrecurring charge related to the acquisition of Alliance (see Note 9 to the accompanying consolidated financial statements).

(5) In November 1998, PolyVision entered into an exchange transaction with Alpine (see Notes 9 and 18 to the accompanying consolidated financial statements) in which Alpine and another preferred stockholder exchanged $25.7 million in liquidation value of PolyVision's Series A Preferred Stock (plus accrued dividends) and indebtedness of $7.4 million due from Alpine for approximately 5.3 million shares of PolyVision and $12.4 million in liquidation value of PolyVision's Series B Convertible Preferred Stock. As a result of this transaction, PolyVision recognized a $19.3 million gain on conversion.

(6) Includes a $0.7 million restructuring charge for the discontinuance of APV's operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    PolyVision operates through four market groups which manufacture a broad range of products principally for the educational products market. The four divisions are the VC Surfaces Division, the VC Products Division, the VC Interactive Products Division and the Commercial Signage Division.

    - The VC Surfaces Division manufactures continuous coil Ceramicsteel (a high-grade, fused ceramic surface on light-gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments, as well as for construction projects, such as tunnels and people-moving systems. The VC Surfaces Division also produces proprietary projection screen surfaces, screen printed and non-screen printed Ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage.

    - The VC Products Division manufactures, installs and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstation and conference center casework, covered walkways, and folding tables primarily for schools and offices.

    - The VC Interactive Products Division manufactures and sells active and interactive surfaces which allow the user to capture anything written on the display surfaces. Various surfaces are offered including Ceramicsteel, polyester substance, gas-plasma and rear projection displays. These products are used primarily in the educational, office and corporate markets. Using these products, data is captured directly from the white board or similar surface to a windows-based PC or Macintosh computer.

    - The Commercial Signage Division manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

    This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based largely on PolyVision's expectations and are subject to a number of risks and uncertainties, certain of which are beyond PolyVision's control. Actual results could differ materially from these forward-looking statements as a result of, among other factors, risks related to PolyVision's large amount of debt; history of net losses and accumulated deficits; integration of acquired businesses; future capital requirements; competition, technical advances and seasonality; environmental matters; dependence on the construction and renovation market for educational buildings; and other risks. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact occur.

SEGMENT FINANCIAL DATA

                                                  TWELVE               EIGHT              TWELVE
                                                  MONTHS              MONTHS              MONTHS
                                                   ENDED               ENDED               ENDED
                                               DECEMBER 31,        DECEMBER 30,          APRIL 30,
                                            -------------------   ---------------   -------------------
                                              2000       1999          1998           1998       1997
                                            --------   --------   ---------------   --------   --------
Net sales
  VC Surfaces Division....................  $55,223    $ 55,699       $ 6,617       $    --    $    --
  VC Products Division....................   98,242      61,961        23,058        27,813     26,152
  VC Interactive Products Division........    3,712          --            --            --         --
  Commercial Signage Division.............   10,351       7,553         4,202         6,354      6,081
  Intercompany sales......................  (14,819)    (10,314)           --            --         --
                                            -------    --------       -------       -------    -------
                                            152,709     114,899        33,877        34,167     32,233
  Gross profit (1)........................   50,639      39,759        10,517         9,881      7,478
                                            -------    --------       -------       -------    -------
  Gross margin (1)........................     33.2%       34.6%         31.0%         28.9%      23.2%
                                            -------    --------       -------       -------    -------
Selling, General and Administrative
  expenses................................   29,237      21,464         6,939         8,344      9,814
                                            -------    --------       -------       -------    -------
Research and Development expenses.........    1,214         675            30            --      1,158
                                            -------    --------       -------       -------    -------
Amortization of goodwill..................    2,375       1,913           248           145        145
                                            -------    --------       -------       -------    -------
Operating income (loss)
  VC Surfaces Division....................   13,403      10,816         1,201            --         --
  VC Products Division....................    7,056       6,299         2,032         1,275     (1,227)
  VC Interactive Products Division........     (261)         --            --            --         --
  Commercial Signage Division.............      627         771           285           552        (75)
  Corporate and other.....................   (3,012)     (2,179)         (218)         (435)    (2,337)
                                            -------    --------       -------       -------    -------
                                             17,813      15,707         3,300         1,392     (3,639)
Nonrecurring expenses(1)..................   (3,200)     (2,850)       (1,250)           --       (650)
                                            -------    --------       -------       -------    -------
Operating income..........................   14,613      12,857         2,050         1,392     (4,289)
Interest expense..........................  (11,807)     (9,373)       (1,408)         (839)      (910)
Other income (expense)....................      353       1,265          (201)          472         90
                                            -------    --------       -------       -------    -------
  Income (loss) before extraordinary
    gain..................................    3,159       4,749           441         1,025     (5,109)
Provision for income taxes................     (948)     (1,662)         (286)          (15)        --
                                            -------    --------       -------       -------    -------
Income (loss) before extraordinary gain on
  early extinguishments of debt...........    2,211       3,087           155         1,010     (5,109)
Extraordinary gain on early
  extinguishments of debt.................       --          --           436            --         --
                                            -------    --------       -------       -------    -------
Net income (loss).........................  $ 2,211    $  3,087       $   591       $ 1,010    $(5,109)
                                            =======    ========       =======       =======    =======

- ------------------------

(1) The 2000 nonrecurring charge includes a $37.8 million charge for the write-off of noncore business line inventory. This charge is included as a separate component of cost of goods sold in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1999

    Net sales for the year ended December 31, 2000 totaled $152.7 million, representing an increase of $37.8 million, or 32.9%, compared to net sales of $114.9 million for the year ended December 31, 1999. The increase in net sales resulted primarily from the contribution of $21.7 million in net sales from the acquired operations of Nelson Adams, American Chalkboard, Peninsular Slate, Ibid and Softboard, offset by a reduction in net sales in the VC Surfaces Division and an increase in intercompany sales during the year ended December 31, 2000. Net sales in the VC Surfaces Division of $55.2 million during the year ended December 31, 2000 represents a decrease of $0.5 million compared to net sales of $55.7 million for the year ended December 31, 1999. This decrease resulted primarily from a 16% decline in the value of the Belgium Franc partially offset by increased orders from customers, including intercompany sales. Excluding the impact of currency, net sales in the VC Surfaces Division would have increased approximately 15%. VC Products Division had net sales of $98.2 million during fiscal 2000 which represents an increase of $36.2 million compared to net sales of $62.0 million for the year ended December 31, 1999. The increase is due to the inclusion of sales contributed by the acquired operations of Nelson Adams, American Chalkboard and Peninsular Slate during the year ended December 31, 2000. VC Interactive Products Division had net sales of $3.7 million for the year ended December 31, 2000 representing the sales contributed by the acquired operations of Ibid and Softboard. The Commercial Signage Division had net sales of $10.4 million in 2000 represent an increase of $2.8 million compared to net sales of $7.6 million for the year ended December 31, 1999. The increase in Commercial Signage Division net sales resulted from a number of large orders received from customers in the fast food market.

    Gross profit for the year ended December 31, 2000 totaled $50.6 million (before restructuring and nonrecurring expenses), representing an increase of $10.9 million, or 27.4%, compared to the prior year. Gross margin for the year ended December 31, 2000 decreased to 33.2% from 34.8% in the prior year. The increase in gross profit resulted primarily from the contribution of gross profit from Nelson Adams, American Chalkboard, Peninsular Slate, Ibid and Softboard. Gross profit in 2001 is expected to improve as a result of (i) the reorganization of the VC Products Division undertaken during the year, including the closure of three manufacturing facilities, (ii) the impact of pricing changes implemented in early December 2000, (iii) the impact of higher margin sales in the VC Interactive Products Division, (iv) higher production volumes, and (v) the consolidation in 2001 of the Ibid and Softboard manufacturing facilities, combined with a continuing focus on cost reduction initiatives. The decline in gross margins resulted from weaker than expected gross margins attributable to the VC Products Division, due primarily to pricing problems resulting from the consolidation of the acquired price books of Nelson Adams, American Chalkboard, and Peninsular Slate with the Greensteel price book. Since the VC Products Division is primarily a backlog driven business, the pricing problem only became apparent in the third and fourth quarters of 2000. Corrective actions have been taken and margins are expected to improve substantially in the third and fourth quarters of 2001.

    Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2000 totaled $29.2 million, representing an increase of $7.8 million, or 36.2%, compared to the prior year. The increase in SG&A resulted primarily from the inclusion of SG&A from the acquired operations of Nelson Adams, American Chalkboard, Peninsular Slate, Ibid and Softboard. PolyVision has experienced a reduction in proforma SG&A expense as a percentage of net sales. On a proforma basis, SG&A expense has declined to 19.8% for the year ended December 31, 2000 from 20.3% for the year ended December 30, 1999. As a result of the restructuring activities undertaken by PolyVision over the past years and the continued revenue growth, it is expected that the percentage of SG&A to net sales will continue to decline during 2001.

    Research and development expenses ("RD&E") for the year ended December 31, 2000 totaled $1.2 million, representing an increase of $0.5 million, or 79.9%, compared to the prior year. The increase in RD&E resulted primarily from the addition of an RD&E division in the United States focused on enhancing and expanding the current line of products offered by the VC Interactive Products division.

    Amortization expense increased to $2.4 million for the year ended December 31, 2000 as compared to $1.9 million in the prior year. The increase was due to the goodwill recorded as a result of the Nelson Adams, American Chalkboard, Peninsular Slate, Ibid and Softboard acquisitions.

    Consolidated operating income (excluding nonrecurring charges) for the year ended December 31, 2000 was $17.8 million, representing an increase of $2.1 million, or 13.4%, compared to the year ended December 31, 1999. The increase in operating income resulted primarily from the inclusion of a full year of operations of Nelson Adams, American Chalkboard and Peninsular Slate and partial contributions from the acquired operations of Ibid and Softboard, offset by an increase in RD&E expenses.

    During the year ended December 31, 2000, PolyVision recorded a pre-tax nonrecurring charge of $3.2 million related to (i) a profit improvement initiative being undertaken at PolyVision's facility in Europe, which is expected to improve operating margins, and (ii) the reorganization of VC Products Division along more strategic lines. The restructuring charge includes $1.8 million for costs incurred in severing of 20 employees of which $1.7 million of the severance relates to employees of VC Products Division's Europe operations, $0.7 million for the write-off of non-core business line inventory, and $0.7 million for cost related to closing an office and consolidating various employee benefit plans. During the year ended
December 31, 1999, PolyVision recorded a pre-tax nonrecurring charge of $2.9 million relating to the consolidation of PolyVision's VC Products Division with those of the acquired Nelson Adams' operations. The restructuring charge included $0.5 million for costs incurred to close a facility operated by PolyVision prior to the Nelson Adams acquisition, $1.1 million for costs incurred related to duplicative functions including replacing duplicative computer hardware purchased under a noncancelable operating lease and $1.3 million for severance costs.

    Interest expense for the year ended December 31, 2000 increased to $11.8 million from $9.4 million in the prior year. The increase was due principally to debt incurred in connection with the Nelson Adams, American Chalkboard, Peninsular Slate, Ibid and Softboard acquisitions and, to a lesser degree, higher short term interest rates in the year.

    Other income for the year ended December 31, 2000 consisted of $0.2 million in interest income and $0.2 million from gains related to foreign currency transactions. Other income for the year ended December 31, 1999 consisted of $0.4 million from gains related to the sale of property, plant and equipment and $0.8 million from gains related to foreign currency transactions.

    Provision for income taxes for the year ended December 31, 2000 was $0.9 million compared to $1.7 million in the prior year. The decrease in income tax expense reflects the impact of lower earnings in Alliance Europe, due primarily to the nonrecurring charge, which has a higher marginal tax rate than the United States as well as the ability of PolyVision to recognize prior periods' operating losses incurred in the United States.

    Net income attributable to common stockholders before nonrecurring charges for the year ended December 31, 2000 was $4.5 million, or $0.13 per diluted share, compared to net income before nonrecurring charges of $4.9 million, or $0.17 per diluted share, for the year ended December 31, 1999. Net loss for the year ended December 30, 2000 was $45,000, or $0.00 per diluted share, as compared to net income of $1.2 million, or $0.06 per diluted share, for the prior year. The comparative decrease in net income for the year ended
December 31, 2000 was due to the lower margins in the VC Products Division, an increase in RD&E expenses, and higher interest expense resulting from acquisition debt incurred in connection with the Nelson Adams, American Chalkboard, Peninsular Slate, Ibid and Softboard acquisitions, offset by lower incremental tax rates.

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO EIGHT MONTHS ENDED DECEMBER 31, 1998

    Net sales for the twelve months ended December 31, 1999 totaled
$114.9 million, representing an increase of $81.0 million, or 239.2%, compared to net sales of $33.9 million for the eight months ended December 31, 1998. The increase in net sales resulted primarily from the inclusion of the operations of Alliance and Nelson Adams as well as four additional months of operations in 1999 offset by an increase in intercompany sales primarily from the VC Surfaces Division to the VC Products Division. Alliance, which was acquired in November 1998, and Nelson Adams, which was acquired in August 1999, contributed $71.1 million in net sales for the twelve months ended December 31, 1999. Sales in the VC Surfaces Division increased from $6.6 million for the twelve months ended December 31, 1998 to $35.7 million for the eight months ended
December 31, 1999, an increase of $49.1 million resulting primarily from the inclusion of a full year of Alliance manufacturing operations. Sales in the VC Products Division increased from $23.1 million for the eight months ended December 31, 1998 to $62.0 million for the twelve months ended December 31, 1999, an increase of $38.9 million due principally to the inclusion of five months of Nelson Adams operations since acquisition and a full year of the operations of Alliance's European fabrication units. Sales in the Commercial Signage Division increased from $4.2 million for the eight months ended
December 31, 1998 to $7.6 million for the twelve months ended December 31, 1999, an increase of $3.4 million due principally to four additional months of operations in 1999, offset by a slow down in orders from existing fast food customers. It is expected that order levels will return to prior year levels during fiscal 2000, which combined with new customers secured during the last quarter of fiscal 1999 should see revenues improve over fiscal 1998 levels.

    Gross profit for the twelve months ended December 31, 1999 totaled
$39.8 million, representing an increase of $29.2 million, or 278.0%, compared to the eight months ended December 31, 1998. Gross margin increased to 35% for the twelve months ended December 31, 1999 from 31% for the eight months ended December 31, 1998. The increase in gross profit resulted primarily from the contribution of $26.3 million in gross profit from the acquired operations of Alliance and Nelson Adams and four additional months of operations in 1999. The increase in gross margin resulted primarily from the inclusion of higher margin product lines from both Alliance and Nelson Adams. On a comparative basis, gross profit and gross margin are expected to show continued improvement as the full impact of the synergies obtained from the Alliance and Nelson Adams acquisitions is reflected in continuing operations. Since the Alliance and Nelson Adams acquisitions, PolyVision has shut down two manufacturing facilities and reduced the combined workforce by 20%. Further gross profit and margin improvements are dependant on PolyVision's ability to reduce costs as a result of higher production volumes and a continuing focus on cost reduction initiatives.

    Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 1999 totaled $21.5 million, representing an increase of $14.5 million, or 209.3%, compared to the eight months ended December 31, 1998. The increase in SG&A resulted primarily from the inclusion of $10.2 million and $2.8 million in SG&A from the acquired operations of Alliance and Nelson Adams, respectively, offset by a $0.5 million decline in SG&A, in the Commercial Signage Division and four additional months of operations in 1999. The decline in the Commercial Signage Division's SG&A is a direct response to its reduced level of activity experienced during fiscal 1999. During fiscal 2000, it is anticipated that synergies recognized from the integration of the Nelson Adams, Alliance, American Chalkboard and Peninsular Slate acquisitions will continue to reduce SG&A as a percentage of total revenue.

    Research and development expense ("RD&E") for the year ended December 31, 1999 totaled $0.7 million representing an increase of $0.6 million compared to the eight-month period ended December 31, 1998. The increase was due to a full year of expenses resulted from Alliance Europe's RD&E department in 1999 compared to only two months of activity in 1998.

    Amortization expense increased to $1.9 million during the twelve months ended December 31, 1999 compared to $0.3 million in the prior year. The increase was due to the goodwill recorded as a result of the Alliance and Nelson Adams acquisitions.

    Operating income (excluding nonrecurring charges) for the twelve months ended December 31, 1999 was $15.7 million, representing an increase of $12.4 million, or 376.0%, as compared to the eight months ended December 31, 1998. The increase in operating income resulted primarily from the inclusion of the operations of Alliance and Nelson Adams and four additional months of operation in 1999, offset by a reduction of $0.5 million in operating income contributed by the Commercial Signage Division.

    During the twelve months ended December 31, 1999, PolyVision recorded a pre-tax nonrecurring charge of $2.9 million related to the consolidation of PolyVision's VC Products Division with those of the acquired Nelson Adams' operations. The restructuring charge included $0.5 million for costs incurred to close a facility operated by PolyVision prior to the Nelson Adams acquisition, $1.1 million for costs incurred related to duplicative functions including replacing duplicative computer hardware purchased under a noncancelable operating lease and $1.3 million for severance costs. During the eight months ended December 31, 1998, PolyVision recorded a nonrecurring charge of $1.3 million, which consisted of a $0.8 million advisory fee paid to an affiliate in connection with the Alliance acquisition and $0.5 million related to the consolidation of the acquired operations of Alliance with those of PolyVision.

    Interest expense for the twelve months ended December 31, 1999 increased to $9.4 million from $1.4 million in the prior year. The increase was due principally to debt incurred in connection with the Alliance and Nelson Adams acquisitions.

    Other income for the twelve months ended December 31, 1999 consisted of $0.4 million from gains on sales of property, plant and equipment and $0.8 million from gains related to foreign currency transactions. This compared to other expense of $0.2 million in the prior year.

    Provision for income taxes for the twelve months ended December 31, 1999 was $1.7 million compared to $0.3 million for the prior year. The increase in income tax expense reflected the impact of non-deductible goodwill amortization, as well as the inclusion of Alliance's European business which does not benefit from prior period operating losses incurred in the United States.

    Net income before nonrecurring charges for the twelve months ended
December 31, 1999 was $4.9 million, or $0.28 per diluted share, compared to net loss before nonrecurring charges and extraordinary gain $1.9 million, or $0.20 per diluted share, for the eight months ended December 31, 1998. Net income for the year ended December 31, 1999 was $3.1 million or $0.17 per diluted share, compared to net income before extraordinary gains of $0.1 million or $0.2 per diluted share, in the prior year. The comparative increase in net income for the twelve months ended December 31, 1999 was due to the significant increase in operating income and four additional months of operations, offset by higher interest expense resulting from acquisition debt incurred in connection with the Alliance and Nelson Adams acquisitions and higher incremental tax rates.

EIGHT MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH TWELVE MONTHS ENDED APRIL 30, 1998

    For the eight months ended December 31, 1998, PolyVision's net sales totaled $33.9 million compared to net sales of $34.2 million for the full year ended April 30, 1998, a decline of $0.3 million.

The decline in net sales was the result of the shorter period comparison through December 31, 1998, which was offset by the inclusion of the $6.6 million of net sales of Alliance since its acquisition in 1998.

    Gross profit for the eight month period ended December 31, 1998 totaled $10.5 million compared to $9.9 million for the twelve months ended April 30, 1998. Despite the shorter period comparison through December 31, 1998, gross profit increased $0.6 million in the eight month period due to the inclusion of Alliance's gross profit of $2.6 million since its acquisition. As a percent of sales revenue, gross profit margin was 31.0% for the eight-month period ended December 31, 1998 compared to a gross profit margin of 28.9% for the twelve-month period ended April 30, 1998. The increase in gross profit margin was principally due to the inclusion of Alliance's gross profit since its acquisition combined with production efficiencies at the VC Products Division. Since Alliance normally earned a higher gross profit margin than the VC Products Division, the overall gross profit margin increased.

    Selling, general and administrative expenses for the eight months ended December 31, 1998 totaled $6.9 million, representing a decrease of $1.4 million from the twelve month total of $8.3 million for the period ended April 30, 1998. The decline was due to the shorter comparison period during the eight months ended December 31, 1998, partially offset by the inclusion of Alliance's operating expenses since its acquisition.

    Operating income (excluding nonrecurring charges) for the eight-month period ended December 31, 1998 was $3.3 million, representing an increase of $1.9 million, or 137.1%, compared to $1.4 million for the year ended April 30, 1998. The increase in operating income resulted primarily from the inclusion of the operations of Alliance, offset by a reduction of $0.3 million in operating income contributed by the Commercial Signage Division due to the shorter period.

    Interest expense in the eight-month period ended December 31, 1998 increased $0.6 million, to $1.4 million, compared to $0.8 million for the twelve month period ended April 30, 1998. Most of the increase was attributable to the acquisition of Alliance.

    Income tax expense for the eight-month period ended December 31, 1998 totaled $0.3 million compared to $15,000 in the twelve-month period ended
April 30, 1998. The increase was caused by the inclusion of income taxes related to the European business income of Alliance since its acquisition.

    Net income before extraordinary gain for the eight-month period ended December 31, 1998 was $0.2 million or $0.02 per diluted share, compared to net income before extraordinary gain of $1.0 million or $0.12 per diluted share, in the prior year. The comparative decrease in net income for the period ended December 31, 1998 was due to the $1.3 million nonrecurring expense recorded as a result of the Alliance acquisition, higher interest expense resulting from acquisition debt incurred in connection with the Alliance acquisition, higher incremental tax rates and the shorter comparison period during the eight months ended December 31, 1998, offset by an increase in operating income due to the inclusion of the Alliance operations since its acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY

    For the year ended December 31, 2000, PolyVision generated $1.9 million in cash flow from operating activities consisting of $10.7 million in cash flow generated from operations (net income plus non-cash charges), reduced by $8.8 million in cash flow used for net working capital changes. Significant working capital changes included a $6.4 million increase in accounts receivable, a $2.4 million increase in inventories and a $1.2 million increase in accounts payable and accrued expenses. Cash used for investing activities totaled
$18.8 million consisting principally of $16.2 million in cash paid for the acquisitions of American Chalkboard, Peninsular Slate, IBID and Softboard and $2.6 million in capital expenditures. Cash provided by financing activities totaled $9.1 million, consisting principally of $15.0 million in borrowings from PolyVision's senior secured credit facilities, the proceeds of which were used to fund the acquisitions of American Chalkboard, Peninsular Slate, Ibid and Softboard offset by net debt repayments of $6.5 million.

    PolyVision's senior secured credit facilities consist of (a) a revolving line of credit in the maximum principal amount of $15.0 million (of which $9.5 million is available in the United States and $5.5 million is available to PolyVision's European subsidiaries), (b) a Term Loan A in the aggregate principal amount of $36.1 million (of which $21.2 million was loaned in the United States, and $14.9 million was loaned in Europe), and (c) a Term Loan B in the principal amount of $31.0 million (all of which was loaned in the United States). Advances under the revolving line of credit will be available through November 20, 2004. Borrowings under the revolving credit line may not at any time exceed (1) for the United States borrowers, an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (2) for the European borrowers, the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and acquired assets and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock. As of March 27, 2001, PolyVision had $6.5 million in borrowings outstanding under its revolving line of credit.

    PolyVision's senior subordinated loan of $25.0 million bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears and matures on December 30, 2006. The senior subordinated note is guaranteed by the PolyVision's domestic subsidiaries. The note agreement contains certain customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior secured credit facilities. The senior subordinated note is junior in right of payment to the senior secured credit facilities, but senior in right of payment to the $9.8 million convertible subordinated promissory note issued by PolyVision in connection with the Alliance acquisition (see Note 8 to accompanying consolidated financial statements). In conjunction with the borrowing of the senior subordinated note, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision, representing approximately 10% of its fully-diluted common stock.

    At December 31, 2000, PolyVision would not have been in compliance with certain covenants, including financial ratios, under its senior secured credit facilities and senior subordinated loan. On March 30, 2001, the lenders agreed to waive such year-end non-compliance, and relaxed the required compliance levels for the 2001 fiscal year. PolyVision is currently in compliance with all such covenants and financial ratio requirements.

    PolyVision's convertible subordinated promissory note accrues interest at a rate of 10% per year, which is added to the face amount of the note.

    As of December 31, 2000, PolyVision's cash position totaled $0.4 million. PolyVision's principal debt service commitments for the next 12 months amount to $9.0 million and capital expenditures are expected to approximate $2.1 million. Management anticipates that PolyVision will generate sufficient cash flows from its operating activities to meet its annual principal debt service and capital expenditure commitments. However, should any shortfall arise due to working capital fluctuations or other factors, PolyVision believes excess funds available under its credit facilities should be sufficient to cover such shortfall.

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. PolyVision adopted SFAS No. 133 on January 1, 2001. PolyVision has evaluated the effect of this statement on its derivative instruments, primarily interest rate swaps. The impact of adjustment resulted in a fair value asset (liability) of approximately $0.1 million.

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101") which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. According to SAB 101, revenue generally is realized or realizable when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. PolyVision has evaluated SAB 101 and believes that it is in compliance with this bulletin and therefore this bulletin did not have an effect on results of operations or financial position of PolyVision.

    In September 2000, the EITF reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 is also effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs incurred related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The EITF also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that include them. PolyVision has evaluated EITF 00-10 and has properly reclassed the prior year results in order to be in compliance with this Issue. This Issue did not have a significant effect on expense classifications, results of operations or the financial position of PolyVision.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The market risk inherent in PolyVision's market risk sensitive instruments and positions are the potential loss arising from adverse changes in interest rate and foreign currency exchange rates.

INTEREST RATES

    PolyVision's primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs, as well as to fund acquisitions. The majority of PolyVision's long-term debt obligations carry a fixed rate of interest. A one-percentage point increase in interest affecting PolyVision's floating rate long-term debt would reduce pre-tax income by $0.4 million over the next fiscal year.

FOREIGN CURRENCY EXCHANGE RATES

    Although a majority of PolyVision's operations are in the United States, PolyVision does have foreign subsidiaries (primarily Belgium). The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 31, 2000 are $12.4 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $1.2 million. PolyVision does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEMS 10, 11, 12 AND 13.

    Part III (Items 10 through 13) is omitted since PolyVision expects to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2000, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

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

    2.3                     Stock Purchase Agreement, dated May 17, 1999, by and among
                            PolyVision, Mark A. Lawer, as trustee under the Lawer Family
                            Trust, Michael J. Lawer, Matthew B. Lawer and Suzanne M.
                            Lawer, as amended by letter agreements, dated July 26 and
                            August 19, 1999. (9)

    2.4                     Asset Purchase Agreement, dated January 21, 2000, by and
                            among Greensteel, Inc., American Chalkboard Company, LLC,
                            Summit America, LLC and W. Daniel Hughes, Jr. (10)

    2.5                     Asset Purchase Agreement, dated January 21, 2000, by and
                            among Greensteel, Inc., Peninsular Slate Company,
                            Peninsular Slate Company of Texas and Jack E. Tomalis. (10)

    3.1                     Restated Certificate of Incorporation of PolyVision. (1)

    3.2                     By-laws of PolyVision. (1)

    4.4                     Specimen form of Common Stock Certificate of
                            PolyVision. (3)

    10.15                   1994 Stock Option Plan of PolyVision. (1)

    Exhibit Number and Description
    ------------------------------
    10.17                   Registration Rights Agreement, dated May 24, 1995, between
                            PolyVision and The Alpine Group, Inc. (3)

    10.18                   Form of Indemnification Agreement for Directors of
                            PolyVision. (3)

    10.19                   1996 Union Stock Grant Plan of PolyVision. (6)

    10.20                   1995 Directors Stock Grant Plan of PolyVision. (7)

    10.21                   1995 Directors Stock Option Plan of PolyVision. (7)

    10.25                   Articles of Agreement, dated February 28, 1996, between
                            Greensteel, Inc. and The Carpenters' District Council of
                            Western Pennsylvania. (7)

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

    Exhibit Number and Description
    ------------------------------
    10.45                   Amendment No. 2 to Credit Agreement, dated as of August 19,
                            1999, by and among PolyVision, Greensteel, Inc. and
                            Posterloid Corporation, as borrowers, the financial
                            institutions signatory thereto and Fleet National Bank, as administrative agent and in certain other capacities
                            specified therein. (10)

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

    10.50                   Amendment No. 6 and Waiver to Credit Agreement, dated as of
                            March 30, 2001, by and among PolyVision, Greensteel, Inc.
                            and Posterloid Corporation, as borrowers, the financial
                            institutions signatory thereto and Fleet National Bank, as administrative agent and in certain other capacities
                            specified therein.

    10.51                   Amendment No. 5 to Senior Subordinated Note and Warrant
                            Purchase Agreement, dated as of March 30, 2001, among
                            PolyVision, Greensteel, Inc. and Posterloid Corporation, and
                            John Hancock Mutual Life Insurance Company, John Hancock
                            Variable Life Insurance Company and Hancock Mezzanine
                            Partners L.P.

    22.1                    Subsidiaries of PolyVision.

    23.1                    Consent of Arthur Andersen LLP

- ------------------------

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

       (a) Reports on Form 8-K.

           PolyVision filed no reports on Form 8-K for the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       POLYVISION CORPORATION

Date: March 30, 2001                                   By:  /s/ MICHAEL H. DUNN
                                                            -----------------------------------------
                                                            Michael H. Dunn
                                                            President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ STEVEN S. ELBAUM
- -------------------------------------------            Chairman of the Board and       March 30, 2001
Steven S. Elbaum                                       Director

/s/ MICHAEL H. DUNN                                    President, Chief Executive
- -------------------------------------------            Officer and Director            March 30, 2001
Michael H. Dunn                                        (principal executive officer)

                                                       Chief Financial Officer,
/s/ GARY L. EDWARDS                                    Treasurer and Secretary
- -------------------------------------------            (principal financial and        March 30, 2001
Gary L. Edwards                                        accounting officer)

/s/ IVAN BERKOWITZ
- -------------------------------------------            Director                        March 30, 2001
Ivan Berkowitz

/s/ LYMAN C. HAMILTON, JR.
- -------------------------------------------            Director                        March 30, 2001
Lyman C. Hamilton, Jr.

/s/ JAMES R. KANELY
- -------------------------------------------            Director                        March 30, 2001
James R. Kanely

/s/ STEPHEN C. KNUP
- -------------------------------------------            Director                        March 30, 2001
Stephen C. Knup

/s/ HANSEL B. MILLICAN, JR.
- -------------------------------------------            Director                        March 30, 2001
Hansel B. Millican, Jr.

/s/ JOSEPH A. MENNITI
- -------------------------------------------            Director                        March 30, 2001
Joseph A. Menniti

/s/ BRAGI F. SCHUT
- -------------------------------------------            Director                        March 30, 2001
Bragi F. Schut

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                   FORM 10-K

                         ITEMS 8 AND 14(a) (1) AND (2)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

    The following financial statements of PolyVision and its subsidiaries required to be included in Items 8 and 14(a) (1) are listed below:

                                                                PAGE
                                                              --------
Report of independent public accountants....................     F-2

Consolidated balance sheets as of December 31, 2000 and
  December 31, 1999.........................................     F-3

For the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and the year ended
  April 30, 1998:

  Consolidated statements of operations.....................     F-4

  Consolidated statements of stockholders' equity
    (deficit)...............................................     F-5

  Consolidated statements of cash flows.....................     F-7

Notes to consolidated financial statements..................     F-9

The following financial statement schedules of PolyVision and its subsidiaries are included in Item 14(a)(2):

Report of independent public accountants....................    F-34

Schedule II: Valuation and Qualifying Accounts..............    F-35

    Schedules other than those listed above are omitted because the conditions requiring their filing do no exist or because the required information is given in the financial statements, including the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PolyVision Corporation:

    We have audited the accompanying consolidated balance sheets of PolyVision Corporation (a New York corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998, and the year ended April 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PolyVision Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, the eight months ended December 31, 1998 and the year ended April 30, 1998 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 28, 2001
(except with respect to
Note 10, as to which
the date is March 30, 2001)

                    POLYVISION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $    436   $  8,128
  Accounts receivable, net..................................    32,994     24,927
  Inventories...............................................    17,946     14,033
  Prepaid expenses and other current assets.................     8,131      7,639
                                                              --------   --------
    Total current assets....................................    59,507     54,727
  Property, plant and equipment, net........................    18,730     17,307
  Goodwill, net.............................................    88,576     80,953
  Other assets..............................................     4,266      3,947
                                                              --------   --------
    Total assets............................................  $171,079   $156,934
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt......................  $  8,982   $  4,616
  Accounts payable..........................................    12,669      9,986
  Accrued expenses..........................................    18,486     17,228
                                                              --------   --------
    Total current liabilities...............................    40,137     31,830
  Long-term debt, less current maturities...................    94,745     89,250
  Deferred taxes............................................     2,736      4,393
  Other noncurrent liabilities..............................     4,527      2,278
                                                              --------   --------
    Total liabilities.......................................   142,145    127,751

Commitments and contingencies

Stockholders' equity:
  Series B preferred stock at liquidation value.............    12,750     12,750
  Series C preferred stock at liquidation value.............     7,000      7,000
  Series D preferred stock at liquidation value.............     6,000      6,000
  Common stock $.001 par value; authorized 40,000,000
    shares; 14,168,527 shares and 14,156,193 shares issued
    and outstanding at December 31, 2000 and 1999,
    respectively............................................        14         14
  Additional paid-in capital................................    70,893     70,884
  Retained deficit..........................................   (66,598)   (66,553)
  Cumulative foreign currency translation adjustment........    (1,125)      (912)
                                                              --------   --------
    Total stockholders' equity..............................    28,934     29,183
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $171,079   $156,934
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEARS ENDED       EIGHT MONTHS
                                                          DECEMBER 31,          ENDED       YEAR ENDED
                                                       -------------------   DECEMBER 31,   APRIL 30,
                                                         2000       1999         1998          1998
                                                       --------   --------   ------------   ----------
Net sales............................................  $152,709   $114,899      $33,877      $34,167
Cost of goods sold...................................   102,070     75,140       23,360       24,286
Restructuring and nonrecurring expenses..............       725         --           --           --
                                                       --------   --------      -------      -------
  Gross profit.......................................    49,914     39,759       10,517        9,881
Selling, general and administrative..................    29,237     21,464        6,939        8,344
Research and development expenses....................     1,214        675           30           --
Restructuring and nonrecurring expenses..............     2,475      2,850        1,250           --
Amortization of goodwill.............................     2,375      1,913          248          145
                                                       --------   --------      -------      -------
  Operating income...................................    14,613     12,857        2,050        1,392
Interest expense.....................................   (11,807)    (9,373)      (1,408)        (839)
Interest income......................................       182        123           --           --
Other income (expense), net..........................       171      1,142         (201)         472
                                                       --------   --------      -------      -------
  Income before income taxes and extraordinary
    gain.............................................     3,159      4,749          441        1,025
Provision for income taxes...........................      (948)    (1,662)        (286)         (15)
                                                       --------   --------      -------      -------
  Income before extraordinary gain...................     2,211      3,087          155        1,010
Extraordinary gain on early extinguishment of debt...        --         --          436           --
                                                       --------   --------      -------      -------
  Net income.........................................     2,211      3,087          591        1,010
Preferred stock dividends............................    (2,256)    (1,857)        (179)      (1,545)
Accretion of preferred stock.........................        --         --         (312)          --
Gain on preferred stock conversion...................        --         --       19,252           --
                                                       --------   --------      -------      -------
  Net income (loss) applicable to common stock.......  $    (45)  $  1,230      $19,352      $  (535)
                                                       ========   ========      =======      =======
Net income (loss) per share of common stock:
  Basic:
    Income before extraordinary gain.................  $   0.16   $   0.22      $  0.02      $  0.12
    Extraordinary gain on early extinguishment of
      debt...........................................        --         --         0.05           --
    Preferred stock dividends........................     (0.16)     (0.13)       (0.02)       (0.18)
    Accretion of preferred stock.....................        --         --        (0.03)          --
    Gain on preferred stock conversion...............        --         --         2.02           --
                                                       --------   --------      -------      -------
      Net income (loss) per basic share of common
        stock........................................  $   0.00   $   0.09      $  2.04      $ (0.06)
                                                       ========   ========      =======      =======
  Diluted:
    Income before extraordinary gain.................  $   0.16   $   0.17      $  0.02      $  0.12
    Extraordinary gain on early extinguishment of
      debt...........................................        --         --         0.05           --
    Preferred stock dividends........................     (0.16)     (0.11)       (0.02)       (0.18)
    Accretion of preferred stock.....................        --         --        (0.03)          --
    Gain on preferred stock conversion...............        --         --         2.02           --
                                                       --------   --------      -------      -------
      Net income (loss) per diluted share of common
        stock........................................  $   0.00   $   0.06      $  2.04      $ (0.06)
                                                       ========   ========      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 SERIES A               SERIES B              SERIES C               SERIES D
                              PREFERRED STOCK        PREFERRED STOCK       PREFERRED STOCK        PREFERRED STOCK
                           ---------------------   -------------------   -------------------   ---------------------
                             SHARES      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT
                           ----------   --------   --------   --------   --------   --------   ----------   --------
Balance at April 30,
  1997...................   1,029,253   $ 25,731        --    $    --         --     $   --            --    $   --
Dividends on preferred
  stock..................          --         --        --         --         --         --            --        --
Compensation expense
  related to stock
  grants.................          --         --        --         --         --         --            --        --
Net income...............          --         --        --         --         --         --            --        --
                           ----------   --------   -------    -------    -------     ------    ----------    ------
Balance at April 30,
  1998...................   1,029,253     25,731        --         --         --         --            --        --
Dividends on preferred
  stock..................          --         --        --         --         --         --            --        --
Compensation expense
  related to stock
  grants.................          --         --        --         --         --         --            --        --
Conversion of preferred
  stock, accrued
  dividends and notes
  payable................  (1,029,253)   (25,731)  247,951     12,398         --         --            --        --
Issuance of shares for
  investment advisory
  services...............          --         --     9,000        450         --         --            --        --
Issuance of common stock
  warrants...............          --         --        --         --         --         --            --        --
Issuance of preferred
  stock..................          --         --        --         --    100,000      4,688            --        --
Accretion of preferred
  stock..................          --         --        --         --         --        312            --        --
Foreign currency
  translation
  adjustment.............          --         --        --         --         --         --            --        --
Net income...............          --         --        --         --         --         --            --        --
                           ----------   --------   -------    -------    -------     ------    ----------    ------
Balance at December 31,
  1998...................          --         --   256,951     12,848    100,000      5,000            --        --
Dividends on preferred
  stock..................          --         --        --         --         --         --            --        --
Conversion of preferred
  stock and accrued
  dividends..............          --         --    (1,951)       (98)        --         --            --        --
Issuance of preferred
  stock..................          --         --        --         --     40,000      2,000            --        --
Issuance of preferred
  stock in connection
  with acquisition.......          --         --        --         --         --         --       120,000     6,000
Exercise of stock
  options................          --         --        --         --         --         --            --        --
Foreign currency
  translation
  adjustment.............          --         --        --         --         --         --            --        --
Net income...............          --         --        --         --         --         --            --        --
                           ----------   --------   -------    -------    -------     ------    ----------    ------
Balance at December 31,
  1999...................          --   $     --   255,000    $12,750    140,000     $7,000       120,000    $6,000

                                                                           CUMULATIVE
                                                                             FOREIGN
                               COMMON STOCK        ADDITIONAL               CURRENCY                COMPREHENSIVE
                           ---------------------    PAID-IN     RETAINED   TRANSLATION                 INCOME
                             SHARES      AMOUNT     CAPITAL     DEFICIT    ADJUSTMENT     TOTAL        (LOSS)
                           ----------   --------   ----------   --------   -----------   --------   -------------
Balance at April 30,
  1997...................   8,540,762     $ 9        $38,618    $(67,348)    $    --     $(2,990)
Dividends on preferred
  stock..................          --      --             --      (1,545)         --      (1,545)
Compensation expense
  related to stock
  grants.................      21,000      --             50          --          --          50
Net income...............          --      --             --       1,010          --       1,010       $ 1,010
                           ----------     ---        -------    --------     -------     -------       -------
Balance at April 30,
  1998...................   8,561,762       9         38,668     (67,883)         --      (3,475)        1,010
Dividends on preferred
  stock..................          --      --             --        (179)         --        (179)
Compensation expense
  related to stock
  grants.................      46,333      --              9          --          --           9
Conversion of preferred
  stock, accrued
  dividends and notes
  payable................   5,274,865       5         26,235          --          --      12,907
Issuance of shares for
  investment advisory
  services...............     209,790      --            300          --          --         750
Issuance of common stock
  warrants...............          --      --          5,226          --          --       5,226
Issuance of preferred
  stock..................          --      --            312          --          --       5,000
Accretion of preferred
  stock..................          --      --             --        (312)         --          --
Foreign currency
  translation
  adjustment.............          --      --             --          --          92          92            92
Net income...............          --      --             --         591          --         591           591
                           ----------     ---        -------    --------     -------     -------       -------
Balance at December 31,
  1998...................  14,092,750      14         70,750     (67,783)         92      20,921           683
Dividends on preferred
  stock..................          --      --             --      (1,857)         --      (1,857)
Conversion of preferred
  stock and accrued
  dividends..............      35,443      --            106          --          --           8
Issuance of preferred
  stock..................          --      --             --          --          --       2,000
Issuance of preferred
  stock in connection
  with acquisition.......          --      --             --          --          --       6,000
Exercise of stock
  options................      28,000      --             28          --          --          28
Foreign currency
  translation
  adjustment.............          --      --             --          --      (1,004)     (1,004)       (1,004)
Net income...............          --      --             --       3,087          --       3,087         3,087
                           ----------     ---        -------    --------     -------     -------       -------
Balance at December 31,
  1999...................  14,156,193     $14        $70,884    $(66,553)    $  (912)    $29,183       $ 2,083

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SERIES B              SERIES C              SERIES D
                                                  PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK
                                                -------------------   -------------------   -------------------
                                                 SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                                --------   --------   --------   --------   --------   --------
Balance at December 31, 1999..................  255,000    $12,750    140,000     $7,000    120,000     $6,000
Dividends on preferred stock..................       --         --         --         --         --         --
Exercise of stock options.....................       --         --         --         --         --         --
Foreign currency translation adjustment.......       --         --         --         --         --         --
Net income....................................       --         --         --         --         --         --
                                                -------    -------    -------     ------    -------     ------
Balance at December 31, 2000..................  255,000    $12,750    140,000     $7,000    120,000     $6,000
                                                =======    =======    =======     ======    =======     ======

                                                                                                CUMULATIVE
                                                                                                  FOREIGN
                                                    COMMON STOCK        ADDITIONAL               CURRENCY
                                                ---------------------    PAID-IN     RETAINED   TRANSLATION
                                                  SHARES      AMOUNT     CAPITAL     DEFICIT    ADJUSTMENT     TOTAL
                                                ----------   --------   ----------   --------   -----------   --------
Balance at December 31, 1999..................  14,156,193     $14        $70,884    $(66,553)    $  (912)    $29,183
Dividends on preferred stock..................          --      --             --      (2,256)         --      (2,256)
Exercise of stock options.....................      12,334      --              9          --          --           9
Foreign currency translation adjustment.......          --      --             --          --        (213)       (213)
Net income....................................          --      --             --       2,211          --       2,211
                                                ----------     ---        -------    --------     -------     -------
Balance at December 31, 2000..................  14,168,527     $14        $70,893    $(66,598)    $(1,125)    $28,934
                                                ==========     ===        =======    ========     =======     =======


                                                COMPREHENSIVE
                                                   INCOME
                                                   (LOSS)
                                                -------------
Balance at December 31, 1999..................
Dividends on preferred stock..................
Exercise of stock options.....................
Foreign currency translation adjustment.......     $  (213)
Net income....................................       2,211
                                                   -------
Balance at December 31, 2000..................     $ 1,998
                                                   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                            YEARS ENDED       EIGHT MONTHS
                                                           DECEMBER 31,          ENDED       YEAR ENDED
                                                        -------------------   DECEMBER 31,   APRIL 30,
                                                          2000       1999         1998          1998
                                                        --------   --------   ------------   ----------
Cash flows from operating activities:
  Net income..........................................  $  2,211   $  3,087     $    591      $ 1,010
  Adjustments to reconcile net income to net cash
    provided by (used for) operations:
    Depreciation and amortization.....................     4,991      4,264          781          382
    Amortization of deferred financing costs and
      accretion of debt discount......................     1,401      1,283          129           --
    Deferred interest expense.........................       933        815          260           87
    Restructuring and nonrecurring expenses...........       725        443          750           --
    Gain on sale of assets............................        --       (322)          --         (307)
    Deferred income tax (benefit) provision...........       408       (311)         194           --
    Other, net........................................        --         --         (427)          50
  Change in assets and liabilities, net of effects
    from acquisitions:
    Accounts receivable...............................    (6,437)       338          729         (247)
    Inventories.......................................    (2,440)     1,526         (601)      (1,183)
    Other assets......................................      (491)      (491)         110         (331)
    Accounts payable and accrued expenses.............     1,200     (1,988)      (1,170)        (119)
    Other liabilities.................................      (640)       611          123          120
                                                        --------   --------     --------      -------
Cash flow provided by (used for) operating
  activities..........................................     1,861      9,255        1,469         (538)
                                                        --------   --------     --------      -------
Cash flows from investing activities:
  Capital expenditures................................    (2,611)    (2,209)        (586)        (539)
  Purchase of businesses, net of cash acquired........   (16,143)   (24,364)     (65,728)          --
  Proceeds from sale of assets........................        --        663           --          307
  Other...............................................        --         52           --           --
                                                        --------   --------     --------      -------
Cash flow used for investing activities...............   (18,754)   (25,858)     (66,314)        (232)
                                                        --------   --------     --------      -------
Cash flows from financing activities:
  Repayments of long-term borrowings..................    (6,548)      (913)      (3,365)      (1,500)
  Long-term borrowings................................    10,854     22,000       70,000        1,587
  Borrowings (repayments) under revolving credit
    facilities, net...................................     5,000     (1,451)       1,565           --
  Proceeds from exercise of stock options.............         9         28           --           --
  Proceeds from issuance of preferred stock...........        --      2,000        5,000           --
  Advances from The Alpine Group Inc..................        --         --           --          559
  Deferred financing costs............................      (207)      (771)      (3,750)          --
  Other, net..........................................        --         --          (14)          --
                                                        --------   --------     --------      -------
Cash flow provided by financing activities............     9,108     20,893       69,436          646
                                                        --------   --------     --------      -------
Effect of exchange rate changes on cash and cash
  equivalents.........................................        93     (1,003)         (41)          --
                                                        --------   --------     --------      -------
Net change in cash and cash equivalents...............    (7,692)     3,287        4,550         (124)
Cash and cash equivalents at beginning of period......     8,128      4,841          291          415
                                                        --------   --------     --------      -------
Cash and cash equivalents at end of period............  $    436   $  8,128     $  4,841      $   291
                                                        ========   ========     ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                            YEARS ENDED       EIGHT MONTHS     YEAR
                                                           DECEMBER 31,          ENDED         ENDED
                                                        -------------------   DECEMBER 31,   APRIL 30,
                                                          2000       1999         1998         1998
                                                        --------   --------   ------------   ---------
Supplemental disclosures:

  Cash paid for interest..............................  $ 9,296    $ 6,900      $    609       $291
                                                        =======    =======      ========       ====
  Cash paid for income taxes..........................  $ 1,266    $ 1,867      $     77       $ 15
                                                        =======    =======      ========       ====
Acquisition of businesses:

  Assets, net of cash acquired........................  $18,836    $37,502      $103,231
  Liabilities assumed.................................   (2,693)    (7,138)      (29,503)
  Issuance of Series D Preferred stock................       --     (6,000)           --
  Issuance of note payable for acquisition............       --         --        (8,000)
                                                        -------    -------      --------
  Net cash paid.......................................  $16,143    $24,364      $ 65,728
                                                        =======    =======      ========
Exchange of preferred stock for common stock

  Preferred stock acquired............................             $    98
                                                                   =======
  Accrued dividends...................................             $     8
                                                                   =======
  Common stock issued.................................             $   106
                                                                   =======
Investment advisory fee to The Alpine Group, Inc.
  ("Alpine")

  Issuance of common stock............................                          $    300
  Issuance of preferred stock.........................                               450
                                                                                --------
                                                                                $    750
                                                                                ========
Exchange transaction with Alpine:

  Preferred stock acquired............................                          $(25,731)
                                                                                ========
  Issuance of preferred stock.........................                            12,398
                                                                                ========
  Conversion of accrued dividends.....................                             5,643
                                                                                ========
  Conversion of notes payable to The Alpine Group,
    Inc...............................................                             7,388
                                                                                ========
  Issuance of common stock............................                             7,126
                                                                                ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS

    The accompanying consolidated financial statements include the accounts of PolyVision Corporation and its subsidiaries (collectively "PolyVision" or the "Company," unless the content otherwise requires). Significant intercompany accounts and transactions have been eliminated in consolidation.

    PolyVision is an international manufacturer and installer of static, active and interactive products for the visual communication sectors of the education and office markets. PolyVision is the world's largest light gauge ceramicsteel producer used in the manufacture of quality writing and projection surfaces. PolyVision's operations are currently divided into four market groups: the Visual Communications Surfaces Division ("VC Surfaces"), the Visual Communications Products Division ("VC Products"), the Visual Communications Interactive Products Division ("VC Interactive Products") and the Commercial Signage Division. VC Surfaces manufactures continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments as well as for construction projects, such as tunnels and people-moving systems. VC Surfaces also produces proprietary projection screen surfaces, screen and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. VC Products manufactures, installs and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework and folding tables primarily to schools and offices. VC Interactive Products manufactures and sells active and interactive writing surfaces including gas-plasma and rear projection displays in the educational, office and corporate markets. These products allow the user to capture data directly from a white board or other writing surface to a windows-based PC or Macintosh computer. The Commercial Signage Division manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CHANGE IN FISCAL YEAR

    Effective December 23, 1998, the Company changed its fiscal year-end from April 30 to December 31. The eight-month transition period from May 1, 1998 to December 31, 1998 ("transition period") preceded the start of the new fiscal year.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior period consolidated financial statements to present them in a manner consistent with the current year.

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

                    POLYVISION CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF CREDIT RISK AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. In the VC Products Division, approximately 60% of sales are concentrated in the construction industry. This high level of concentration is offset by the large number of customers comprising the customer base, most of which are prime contractors. Since most public school projects require performance bonds from general contractors, the VC Products Division can make bond claims or file liens in the event of nonpayment for bonafide contract work performed. The Commercial Signage Division's revenues are derived from a large customer base of fast-food restaurant chains and outfitters of municipal arenas and theater chains throughout the United States. Retrofits of large chains may result in significant customer concentrations of credit risk to the Commercial Signage Division from time to time; however, in management's opinion, no such concentration existed at December 31, 2000 and 1999.

    At December 31, 2000 and 1999, the Company's allowance for doubtful accounts was approximately $1.7 million and $2.3 million, respectively.

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

Furniture and fixtures..........................         5-10 years
Machinery and equipment.........................         2-10 years
Buildings and improvements......................         2-40 years

    Maintenance and repairs are charged to expense as incurred. Long-term improvements are capitalized as additions to property, plant and equipment. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

                    POLYVISION CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL AND LONG-LIVED ASSETS

    Goodwill represents the excess of purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over periods not exceeding 40 years. The Company reviews goodwill to assess recoverability whenever events or changes in circumstances indicate that its carrying value may not be recoverable. In performing such reviews, the Company estimates the future cash flows expected to result from each entity. If the sum of the expected future cash flows (undiscounted and without interest charges) were to be less than the carrying amount of goodwill and other long-lived assets, an impairment loss would be recognized based on the difference between carrying values and estimated fair market value. The Company also evaluates the amortization periods assigned to goodwill and other long-lived assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. As a result of such reviews, no impairment loss has been recognized. Accumulated amortization of goodwill was approximately $6.1 million and $3.7 million at December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION

    Revenues from sales of products direct to end-users are recorded when title transfers, which is typically when shipment occurs. Revenues from construction contracts are recorded on the percentage-of-completion method of accounting, measured on the basis of costs incurred to estimated total costs, which approximates contract performance to date. Approximately 55%, 45%, 46%, and 42% of the VC Products Division's revenues and approximately 49%, 45%, 51%, and 52% of the related costs of revenues were from contracts for the periods ended December 31, 2000, 1999 and 1998, and April 30, 1998, respectively. Provisions for losses on uncompleted contracts are made in the period in which it is determined that a contract will ultimately result in a loss.

ADVERTISING EXPENSE

    The Company expenses as incurred all advertising cost and such cost were not material for the periods presented.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In September 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, providing for a one year delay of the effective date of SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138 that amends the accounting and reporting of derivatives

                    POLYVISION CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) under SFAS No. 133 to exclude, among other things, contracts for normal purchases and normal sales. The Company adopted SFAS No. 133 on January 1, 2001. The impact of the adoption resulted in the recording of a fair value asset (liability) of approximately $0.1 million.

    In December 1999, the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101") which provides the SEC's views on applying accounting principles generally accepted to selected revenue recognition issues. According to SAB 101, revenue generally is realized or realizable when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The SEC subsequently released SAB 101B deferring implementation of SAB 101 to the fourth quarter of 2000. PolyVision evaluated SAB 101 and believes that it is in compliance with this bulletin, and therefore this bulletin did not have an effect on results of operations or financial position of PolyVision.

    In September 2000, the Emerging Issues Task Force reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 became effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling as well as costs incurred related to shipping and handling.
EITF 00-10 concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. EITF 00-10 also concluded that if costs incurred related to shipping and handling are significant and not included in cost of sales, an entity should disclose both the amount of such costs and the line item on the income statement that include them. PolyVision has evaluated EITF 00-10 and has properly reclassed the prior year results in order to be in compliance with the consensus. Compliance with EITF 00-10 did not have a significant effect on expense classifications, results of operations or financial position of PolyVision.

COMPREHENSIVE INCOME

    The Company reports comprehensive income in the Consolidated Statements of Stockholders' Equity (Deficit). The foreign currency translation adjustment is the sole component of other comprehensive income.

3. INVENTORIES

    At December 31, 2000 and 1999, the components of inventories were as follows:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials.............................................  $11,919    $ 8,510
Work in process...........................................      956        526
Finished goods............................................    5,071      4,997
                                                            -------    -------
                                                            $17,946    $14,033
                                                            =======    =======

                    POLYVISION CORPORATION AND SUBSIDIARIES

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

    At December 31, 2000 and 1999, the components of prepaid expenses and other current assets were as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................   $1,411     $1,982
Deferred tax asset..........................................    3,558      3,863
Other.......................................................    3,162      1,794
                                                               ------     ------
                                                               $8,131     $7,639
                                                               ======     ======

5. CONTRACTS IN PROGRESS

    At December 31, 2000, the status of contract costs on uncompleted construction contracts was as follows:

                                         COSTS AND          BILLINGS IN
                                    ESTIMATED EARNINGS    EXCESS OF COSTS
                                       IN EXCESS OF        AND ESTIMATED
                                         BILLINGS            EARNINGS        TOTAL
                                    -------------------   ---------------   --------
                                                     (IN THOUSANDS)
Costs and estimated earnings......        $7,557              $ 4,514       $12,071
Billings..........................         6,146                5,815        11,961
                                          ------              -------       -------
                                          $1,411              $(1,301)      $   110
                                          ======              =======       =======

    At December 31, 1999, the status of contract costs on uncompleted construction contracts was as follows:

                                          COSTS AND          BILLINGS IN
                                     ESTIMATED EARNINGS    EXCESS OF COSTS
                                        IN EXCESS OF        AND ESTIMATED
                                          BILLINGS            EARNINGS        TOTAL
                                     -------------------   ---------------   --------
                                                      (IN THOUSANDS)
Costs and estimated earnings.......         $8,036              $3,140       $11,176
Billings...........................          6,054               3,924         9,978
                                            ------              ------       -------
                                            $1,982              $ (784)      $ 1,198
                                            ======              ======       =======

    Accounts receivable at December 31, 2000 and 1999 included amounts billed but not yet paid by customers under retainage provisions of approximately $4.1 million and $3.3 million, respectively. Such amounts are generally due within one year.

                    POLYVISION CORPORATION AND SUBSIDIARIES

6. PROPERTY, PLANT AND EQUIPMENT

    At December 31, 2000 and 1999, property, plant and equipment was as follows:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Land and improvements.....................................  $   687    $   666
Buildings and improvements................................    7,999      7,094
Machinery and equipment...................................   15,060     12,345
                                                            -------    -------
                                                             23,746     20,105
Less accumulated depreciation and amortization............   (5,016)    (2,798)
                                                            -------    -------
  Property, plant and equipment, net......................  $18,730    $17,307
                                                            =======    =======

    Depreciation and amortization expense for the periods ended December 31, 2000, 1999 and 1998 and April 30, 1998 was approximately $2.6 million,
$2.3 million, $0.5 million, and $0.4 million, respectively.

7. ACCRUED EXPENSES

    At December 31, 2000 and 1999, accrued expenses were as follows:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Accrued wages, salaries and employee benefits.............  $ 4,535    $ 5,186
Accrued taxes.............................................      503      1,975
Accrued warranty..........................................    1,207      1,235
Accrued insurance.........................................    3,579      1,595
Restructuring and nonrecurring expenses...................    2,533      1,585
Other accrued expenses....................................    6,129      5,652
                                                            -------    -------
                                                            $18,486    $17,228
                                                            =======    =======

8. ACQUISITIONS

SOFTBOARD

    In October 2000, PolyVision acquired certain assets and liabilities of the interactive computer conferencing and group communications business of Microfield Graphics, Inc. ("Softboard") for approximately $2.1 million in cash, including expenses, and a contingent consideration (up to a maximum aggregate of $1.5 million) payable over a five year period based upon net sales of Softboard products. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Softboard have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon a preliminary assessment of the fair value of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 20 years.

    The cash portion of the Softboard acquisition was funded by a $2.0 million draw on the Company's available revolving credit facility and internal cash resources (see Note 10).

                    POLYVISION CORPORATION AND SUBSIDIARIES

8. ACQUISITIONS (CONTINUED)
IBID

    In May 2000, PolyVision acquired substantially all of the assets and certain liabilities of MicroTouch Systems, Inc.'s Ibid division ("Ibid") for approximately $3.2 million in cash, including expenses, and a contingent consideration (up to a maximum aggregate of $2.5 million) payable over a five-and-half year period based upon net sales of Ibid products. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Ibid have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon a preliminary assessment of the fair value of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 20 years.

    The cash portion of the Ibid acquisition was funded by a $2.0 million draw on the Company's available revolving credit facility and internal cash resources (see Note 10).

AMERICAN CHALKBOARD COMPANY, L.L.C.

    In January 2000, PolyVision acquired substantially all of the assets and certain liabilities of American Chalkboard Company, L.L.C ("American Chalkboard") for approximately $5.3 million, including expenses. The consideration consisted of $5.3 million in cash. American Chalkboard is a regional fabricator of visual display products, primarily to the educational products market. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of American Chalkboard have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon an assessment of the fair value of assets and liabilities at the date of the acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

PENINSULAR SLATE COMPANY

    In January 2000, PolyVision acquired substantially all of the assets and certain liabilities of Peninsular Slate Company ("Peninsular Slate") for approximately $4.2 million, including expenses, subject to a working capital adjustment. The consideration consisted of $4.2 million in cash. Peninsular Slate is a regional fabricator of visual display products, primarily to the educational products market. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Peninsular Slate have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon an assessment of the fair value of assets and liabilities at the date of the acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

    The cash portion of the American Chalkboard and the Peninsular Slate acquisitions was funded by a $10.0 million increase in PolyVision's senior secured credit facility (see Note 10).

NELSON ADAMS COMPANY

    In August 1999, PolyVision acquired all of the outstanding common stock of
A. Lawer Corporation (doing business as Nelson Adams Company) ("Nelson Adams") for approximately $31.1 million, including expenses. The consideration consisted of $25.1 million in cash and $6.0 million in shares of PolyVision's Series D convertible preferred stock ("Series D Preferred"). Nelson Adams is a leading designer and supplier of visual display and related products, primarily for the educational and office

                    POLYVISION CORPORATION AND SUBSIDIARIES

8. ACQUISITIONS (CONTINUED)
products market. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nelson Adams have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon an assessment of the fair values of assets and liabilities at the date of the acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years.

    The cash portion of the acquisition was funded by a $22.0 million increase in PolyVision's senior secured credit facility (see Note 10), $2.0 million in cash proceeds from the sale of shares of PolyVision's Series C convertible preferred stock ("Series C Preferred") to Alpine and internal cash resources.

ALLIANCE INTERNATIONAL GROUP

    In November 1998, the Company acquired from Wind Point Partners III, L.P. and certain minority stockholders all of the outstanding common stock of Alliance International Group ("Alliance") for $75.8 million, including expenses. The consideration consisted of $67.0 million in cash and $8.0 million in a 10% convertible subordinated promissory note due 2007. Alliance manufactures porcelain ceramicsteel in a continuous coil form at its plants in Oklahoma and Genk, Belgium. The acquisition was accounted for using the purchase method, and accordingly, the results of operations of Alliance have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon the fair values of the assets and liabilities at the date of acquisition. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 40 years. In connection with the acquisition, the Company entered into a $60.0 million senior credit facility and a $25.0 million senior subordinated credit facility (see Note 10).

    In a related transaction (the "Exchange Transaction"), Alpine and another preferred stockholder exchanged approximately $25.7 million in liquidation value of the Company's Series A Preferred Stock (plus accrued dividends) and indebtedness of approximately $7.4 million due from the Company for approximately 5.3 million shares of the Company's common stock and approximately $12.4 million in liquidation value of the Series B Convertible Preferred Stock ("Series B Preferred"). As a result, Alpine owns directly approximately 48% of the Company's current outstanding shares of Common Stock.

    In accordance with accounting principles generally accepted in the United States, the Exchange Transaction was accounted for as a redemption of preferred stock at a discount to the carrying value, and therefore, the excess of the carrying amount of the preferred stock over the fair value of the consideration transferred to the holders of the preferred stock was added to net income attributable to common stockholders as a gain on conversion for the period ending December 31, 1998.

PRO FORMA FINANCIAL DATA (UNAUDITED)

    Unaudited condensed consolidated pro forma results of operations for fiscal 2000 and 1999, which give effect to the Softboard, Ibid, American Chalkboard, Peninsular Slate and Nelson Adams acquisitions as if the transactions occurred on January 1, 1999, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not

                    POLYVISION CORPORATION AND SUBSIDIARIES

8. ACQUISITIONS (CONTINUED)
purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                              YEARS ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
Net sales...............................................  $157,334   $149,669
Income from operations before income taxes..............     5,641      7,268
Income from operations..................................     3,948      4,870
Preferred stock dividends...............................    (2,256)    (2,242)
Net income applicable to common stock...................  $  1,692   $  2,628
                                                          ========   ========
Net income (loss) per diluted share of common stock:
  Income from continuing operations.....................  $   0.23   $   0.29
  Preferred stock dividends.............................     (0.13)     (0.13)
                                                          --------   --------
    Net income per diluted share of common stock........  $   0.10   $   0.15
                                                          ========   ========

    The pro forma statements above do not include restructuring and nonrecurring expenses for the periods presented.

9. RESTRUCTURING AND NONRECURRING EXPENSES

    During fiscal 2000, PolyVision recorded a pre-tax nonrecurring restructuring charge of approximately $3.2 million. The charge relates to PolyVision's decision to reorganize the company along more efficient and effective business lines which included the cost of severing 20 employees in PolyVision's European and North American operations, cost associated with the write-off of inventory on hand in noncore business lines, closing of an European sales office in conjunction with the employee severance, and cost associated with the consolidation of numerous health and welfare programs and retirement programs available to the employees of PolyVision. Included in the restructuring charge are (i) $1.8 million associated with the severance of 20 employees,
(ii) $0.3 million for a noncancelable lease for a closed office,
(iii) $0.7 million for the write-off of inventory on hand in non-core business lines and (iv) $0.4 million in cost associated with the consolidation of PolyVision's employee health and welfare plans and retirement plans. As of December 31, 2000, PolyVision had (i) severed 2 employees at a total cost of $0.1 million, (ii) incurred $29,000 in office lease cost, (iii) removed
$0.7 million in noncore business line inventory and (iv) incurred $0.2 million in cost associated with the consolidation of the employee health and welfare and retirement plans. The Company expects to incur the majority of the remaining costs in 2001.

    In connection with the Nelson Adams acquisition, the Company recorded a pre-tax nonrecurring restructuring charge of approximately $2.9 million in 1999. The charge relates primarily to the consolidation of the Company's VC Products Division with those of the acquired Nelson Adams' operations. Included in the restructuring change were (i) $0.3 million for future operating expenses associated with the closure of a manufacturing facility, mainly a noncancelable operating lease, (ii) $0.8 million for replacing duplicative, existing computer hardware and its related noncancelable operating lease, (iii) $1.3 million for severance cost related to 58 employees terminated due to duplicative functions,
(iv) $0.2 million for cost incurred to consolidate the operations of the closed facility, and (v) $0.3 million for other cost incurred related to duplicative functions. As of December 31,

                    POLYVISION CORPORATION AND SUBSIDIARIES

9. RESTRUCTURING AND NONRECURRING EXPENSES (CONTINUED)
2000, the Company had (i) severed 58 employees at a total cost of $1.1 million,
(ii) incurred $0.2 million in cost associated with the closed manufacturing facility, (iii) written off $0.4 million of the associated cost of the duplicative computer hardware and (iv) incurred $0.5 million in costs associated with replacing duplicative functions. The Company expects to incur the remaining costs in 2001.

    In conjunction with the Alliance acquisition in 1998, the Company recorded a pre-tax nonrecurring restructuring charge of $0.5 million related to the costs to be incurred at the Company's existing manufacturing facilities in connection with the consolidation of duplicative manufacturing capacity and administrative functions and a $0.8 million investment advisory fee to an affiliate. The
$0.5 million represented approximately $0.2 million of employee termination costs, $0.1 million of unusable inventory and supplies and $0.2 million of facility costs. All of these costs were paid at December 31, 1999.

10. DEBT

    At December 31, 2000 and 1999, debt consisted of the following:

                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Revolving credit facility (a)............................  $  5,000   $    --
Term Loan A (a)..........................................    36,145    32,693
Term Loan B (a)..........................................    30,513    30,823
Senior Subordinated note (b).............................    25,000    25,000
Convertible Subordinated promissory note (c).............     9,838     8,905
Other....................................................     1,081       943
                                                           --------   -------
  Total debt.............................................   107,577    98,364
Less current maturities of long-term debt................    (8,982)   (4,616)
Less warrant valuation (b)...............................    (3,850)   (4,498)
                                                           --------   -------
Long-term debt...........................................  $ 94,745   $89,250
                                                           ========   =======

    The aggregate maturities of long-term debt for the five years subsequent to December 31, 2000 were as follows:

YEAR ENDING
DECEMBER 31,                                         AMOUNT
- ------------                                     --------------
                                                 (IN THOUSANDS)
2001...........................................     $  8,982
2002...........................................        9,869
2003...........................................       12,530
2004...........................................       13,184
2005...........................................       28,173
Thereafter.....................................       34,839
                                                    --------
  Total........................................     $107,577
                                                    ========

- ------------------------

a) In connection with the November 1998 acquisition of Alliance (see Note 8), the Company entered into a $60.0 million senior secured bank loan consisting of (i) a $15.0 million revolving credit

                    POLYVISION CORPORATION AND SUBSIDIARIES

10. DEBT (CONTINUED)
    facility of which $9.5 million is available in the U.S. and $5.5 million (subject to currency fluctuation) is available in Europe, (ii) a $25.0 million term loan A facility of which $4.4 million was loaned in the United States and $20.6 million was loaned in Europe, and (iii) a $20.0 million term loan B facility, all loaned in the United States (together "Senior Credit Facilities").

    In connection with the August 1999 acquisition of Nelson Adams (see
    Note 8), the Company amended the Senior Credit Facilities to increase the term loan A and B by $11.0 million each. The amendment did not materially change the financial and non-financial covenants. The repayments related to the amendment are consistent with the repayment schedule of the prior facilities.

    In connection with the January 2000 acquisitions of American Chalkboard and Peninsular Slate (see Note 8), the Company amended the Senior Credit Facilities to increase the term loan A by $10.0 million. The amendment did not materially change the financial and non-financial covenants. The repayments related to the amendment are consistent with the repayment schedules of the prior facilities.

    Advances under the revolving credit facility in the U.S. may not at any time exceed an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable and 60% of eligible inventory and in Europe may not exceed an amount equal to the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. Interest is payable at least quarterly based upon either the prime rate of interest or the prevailing LIBOR plus an applicable spread, as defined (9.22% at December 31, 2000). The facility terminates on November 20, 2004. At December 31, 2000, $5.0 million was outstanding under the U.S. revolving credit facility, and no amount was outstanding under the Europe revolving credit facility.

    The term loan A facility is repayable quarterly in varying amounts with such principal installments weighted so that the majority of payments do not come due until the later years. Interest is also payable at least quarterly based upon either the prime rate of interest or the prevailing LIBOR plus an applicable spread, as defined (9.125% at December 31, 2000). The term loan A facility terminates on October 31, 2004.

    The term loan B facility is repayable quarterly in varying amounts with such principal installments weighted so that the majority of payments do not come due until the later years. Interest is also payable at least quarterly based upon either the prime rate of interest or the prevailing LIBOR plus an applicable spread, as defined (9.875% at December 31, 2000). The term loan B facility terminates on October 31, 2005.

    In order to limit the effect of changes in interest rates on the Company's Senior Credit Facilities, the Company has entered into interest rate swap agreements, which expire at various dates through February 2002. Amounts currently due to or from interest rate swap counter parties are recorded in interest expense in the period in which they occur. The Company does not enter into financial instruments for trading or speculative purposes. The agreements protect $27.2 million of outstanding floating rate debt at December 31, 2000 at fixed interest rates ranging from 3.27% to 5.22% plus an applicable margin, as defined. The fair value of the interest rate cap agreements is the amount at which they could be settled, based on estimates from brokers. The fair market value of the interest rate swaps was approximately $0.1 million at December 31, 2000.

    The Company has arrangements with the banks under the Senior Credit Facilities to issue letters of credit or similar instruments which guarantee the Company's obligations for the purchase or

                    POLYVISION CORPORATION AND SUBSIDIARIES

10. DEBT (CONTINUED)
    sale of certain leases or for potential claims exposure for insurance coverage. At December 31, 2000, outstanding letters of credit totaled
    $0.6 million, of which all were issued under the revolving credit facility.

    The obligations under the Senior Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. The common stock of all subsidiaries has been pledged to secure the guarantees provided by the subsidiaries.

b) The $25.0 million senior subordinated note is due December 2006. Interest is payable quarterly at 12.5%. The Company issued the notes with a detachable warrant to purchase up to 2,986,467 shares of the Company's common stock at $.001 per share. The holder may exercise the warrants at any time during their ten-year term. The Company has valued these warrants at $1.75 per share and is amortizing them to interest expense over the life of the facility.

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

    The above credit agreements contain certain restrictive covenants, including, among other things, requirements to maintain certain financial ratios, limitations on the amount of dividends the Company is allowed to pay on its common stock and restrictions on additional indebtedness. At December 31, 2000, PolyVision would not have been in compliance with certain covenants, including financial ratios, under its senior secured credit facilities and senior subordinated loan. On March 30, 2001, the lenders agreed to waive such year-end non-compliance, and relaxed the required compliance levels for the 2001 fiscal year. PolyVision is currently in compliance with all such covenants and financial ratio requirements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

11. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the periods ended December 31, 2000, 1999, and 1998 and April 30, 1998 was as follows:

                                                         DECEMBER 31,
                                ---------------------------------------------------------------
                                             2000                             1999
                                ------------------------------   ------------------------------
                                  NET                   PER        NET                   PER
                                 INCOME                SHARE      INCOME                SHARE
                                 (LOSS)     SHARES     AMOUNT     (LOSS)     SHARES     AMOUNT
                                --------   --------   --------   --------   --------   --------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) attributable to
  common stock before
  extraordinary gain..........  $   (45)                         $ 1,230
Less: preferred stock
  dividends...................   (2,256)                          (1,857)
                                -------                          -------
Basic earnings per common
  share before extraordinary
  gain........................    2,211     14,164     $0.16       3,087     14,123     $0.22
                                                       =====                            =====
Dilutive impact of stock
  options, warrants and
  grants......................       --         --                    --      3,337
                                -------     ------               -------     ------
Diluted earnings per common
  share before extraordinary
  gain........................  $ 2,211     14,164     $0.16     $ 3,087     17,460     $0.17
                                =======     ======     =====     =======     ======     =====


                                      EIGHT MONTHS ENDED
                                      DECEMBER 31, 1998                  APRIL 30, 1998
                                ------------------------------   ------------------------------
                                  NET                   PER        NET                   PER
                                 INCOME                SHARE      INCOME                SHARE
                                 (LOSS)     SHARES     AMOUNT     (LOSS)     SHARES     AMOUNT
                                --------   --------   --------   --------   --------   --------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) attributable to
  common stock before
  extraordinary gain..........   $ (24)                          $  (535)
Less: preferred stock
  dividends...................    (179)                           (1,545)
                                 -----                           -------
Basic earnings per common
  share before extraordinary
  gain........................     155      9,506      $0.02       1,010     8,562      $0.12
                                                       =====                            =====
Dilutive impact of stock
  options, warrants and
  grants......................      --         --                     --        --
                                 -----      -----                -------     -----
Diluted earnings per common
  share before extraordinary
  gain........................   $ 155      9,506      $0.02     $ 1,010     8,562      $0.12
                                 =====      =====      =====     =======     =====      =====

    During 2000, the Company had a net operating loss before extraordinary gain applicable to common stockholders, and therefore, there were no reconciling dilutive securities as all options and warrants outstanding to purchase common stock would have been antidilutive had they been exercised. During 1999, the convertible preferred stock (see Note 15) and convertible promissory note (see
Note 10) were antidilutive. For the eight months ended December 31, 1998 and the year ended April 30, 1998, the Company had net losses before extraordinary gain applicable to common stockholders, and therefore, there were no reconciling dilutive securities as all options, convertible debt and equity instruments, and warrants outstanding to purchase common stock would have been antidilutive had they been exercised.

13. EMPLOYEE BENEFITS

DEFINED CONTRIBUTION PLANS

    The Company maintains four 401(k) savings plans covering substantially all of the domestic employees who meet minimum age and service requirements.

    - The Alliance 401(k) savings plan matches employee contributions equal to 50% of the participants contribution up to $1,000 annually for each union participant and $1,050 annually for each nonunion participant. Contributions vest to the participants at a rate of 20% per year. In addition, Alliance has the authority to contribute profit sharing payments for the accounts of eligible employees. Alliance did not elect to make any such contributions in 2000, 1999 or 1998.

    - The Greensteel 401(k) savings plan matches all nonunion employee contributions of up to 6% of compensation at a rate of 50%.

    - The Nelson Adams 401(k) savings plan is noncontributing. Nelson Adams has the authority to contribute profit sharing payments for the amount of eligible employees.

    - The American Chalkboard 401(k) savings plan is non-contributing. American Chalkboard has the authority to contribute profit sharing payments for the amount of eligible employees.

                    POLYVISION CORPORATION AND SUBSIDIARIES

13. EMPLOYEE BENEFITS (CONTINUED)
    Amounts charged against income for the above plans totaled approximately $0.2 million, $0.2 million, $0.1 million, and $0.1 million for the periods ended December 31, 2000, 1999 and 1998 and April 30, 1998, respectively. Subsequent to year-end, the Company merged all four plans into the PolyVision Corporation 401(k) Plan (the "401(k) Plan"). The 401(k) Plan provides for a matching contribution equal to 50% of the participants first 6% of eligible compensation, as defined.

    The Company's European operation maintains a defined contribution pension plan covering all European employees. Contributions to the plan are paid by both the Company and the employees. The Company's contributions are allocated on the basis of gross salaries. Pension expense amounted to approximately
$0.3 million, $0.3 million and $31,000 for the periods ended December 31, 2000, 1999, and 1998, respectively.

DEFINED BENEFIT PENSION PLAN

    The Company previously maintained a defined benefit pension plan covering substantially all hourly employees. The plan provided pension benefits based on the employee's years of service. The Company's funding policy was to make annual contributions to the extent deductible for federal income tax purposes. In connection with an union agreement and after required notice to participants, benefits under the plan were curtailed and ceased to accrue on March 31, 1996. The Company applied for and received approval for termination of the plan from the Pension Benefit Guaranty Corporation and the Internal Revenue Service. On March 10, 1997, benefits were paid to each plan participant in the form of a lump-sum distribution based on each participant's accrued benefit and the plan was terminated. During the fiscal year ended April 30, 1998, the Company incurred a settlement loss under the defined benefit pension plan of approximately $0.3 million related to a change in the method used to calculate the lump-sum distribution of the terminated defined benefit pension plan.

    Certain union employees of the Company are covered by multiemployer defined benefit retirement plans. These employees perform services for the Company on various contract installation projects and are employed only during the installation period. Expenses relating to these plans amounted to approximately $1.3 million and $0.8 million for the years ended December 31, 2000 and 1999, respectively, and $0.1 million for each of the periods ended December 31, 1998 and April 30, 1998, respectively.

14. STOCK OPTION AND STOCK GRANT PLANS

    The Company has the following long-term equity incentive plans:

    - The PolyVision 2000 Nonemployee Director Stock Option Plan (the "2000 Plan") was adopted on January 1, 2000. Under the 2000 Plan, the nonemployee directors have an option to receive 100% of the yearly retainer and meeting fees in the form of stock options. Options granted under the 2000 Plan vest ratably over three years and cannot be exercised after ten years from date of grant. During the year ended December 31, 2000, the Company granted 58,559 options under the 2000 Plan.

    - The PolyVision 1999 Stock Option Plan (the "1999 Plan") was adopted on January 26, 1999. Under the 1999 Plan, the Company reserved 2,400,000 shares of the Company's common stock for option grants to key personnel. Participation in the 1999 Plan is generally limited to key employees of the Company. The 1999 Plan provides for the granting of incentive and nonqualified stock options and stock appreciation rights. Options granted under the 1999 Plan

                    POLYVISION CORPORATION AND SUBSIDIARIES

14. STOCK OPTION AND STOCK GRANT PLANS (CONTINUED) cannot be exercised after ten years from the date of grant. During the periods ended December 31, 2000, 1999 and 1998, the Company granted 978,000, 411,000 and 575,000 options under the 1999 Plan, respectively. As of December 31, 2000, there were 661,000 shares available for issuance under the 1999 Plan.

    - The PolyVision 1994 Stock Option Plan (the "1994 Plan") was adopted in
      May 1995. Under the 1994 Plan, the Company has granted options to purchase 400,000 shares of the Company's common stock to key personnel. Options granted under the 1994 Plan cannot be exercised after ten years from the date of grant. During 1999, the Board of Directors terminated the 1994 Plan. No additional options were issued during 1999 under the 1994 Plan.

    - The 1995 Directors Stock Option Plan (the "1995 Directors Plan") was adopted in April 1996. Under the 1995 Directors Plan, the Company has granted options to purchase 300,000 shares of the Company's common stock to directors of the Company. Options granted under the 1995 Directors Plan cannot be exercised after ten years from the date of grant. During 1999, the Board of Directors terminated the 1995 Directors Plan. No additional options were issued during 1999 under the 1995 Directors Plan.

    - The 1995 Directors Stock Grant Plan (the "1995 Directors Grant Plan") was adopted April 1996. Under the 1995 Directors Grant Plan, 200,000 shares of the Company's common stock have been reserved for issuance. At
      December 31, 1999, an aggregate of 100,000 shares have been granted. During the periods ended December 31, 1998 and April 30, 1998, 46,333 and 21,000 shares, respectively, were granted. For the periods ended
      December 31, 1998 and April 30, 1998, charges relating to the current year vesting of these grants were $9,000 and $50,000 respectively. These grants typically vest over three to five years. All shares issued under this plan vested during 1998.

    SFAS No. 123, "Accounting for Stock-Based Compensation," was issued by the FASB in 1997, and, if fully adopted, changed the method for recognition of cost on stock-based plans similar to those of the Company. In accordance with the provisions of SFAS No. 123, the Company elected to continue to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans (including options issued under the above plans). Had the Company elected to recognize compensation expense based on the fair value at the grant date for awards under its stock-based compensation plans as prescribed by SFAS No. 123, the pro forma net income for the periods ended December 31, 2000, 1999, 1998 and April 30, 1998 would have been:

                                                                       DECEMBER 31,
                                                              ------------------------------   APRIL 30,
                                                                2000       1999       1998       1998
                                                              --------   --------   --------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income..................................................   $  953     $2,897     $ 524      $  947
Basic net income (loss) per share of common stock...........   $(0.09)    $ 0.07     $2.03      $(0.07)
Diluted net income (loss) per share of common stock.........    (0.09)      0.06      2.03       (0.07)

    The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the periods ending December 31, 2000, 1999, and 1998 and April 30, 1998, respectively: (i) dividend yield of 0% for each period;
(ii) expected volatility of 110%, 105%, 50% and 20%, (iii) risk-free interest rate of 5.12%, 5.68%, 5.61%, and 6.13%, and (iv) an expected life of five years for each period presented. The weighted-average fair value of options granted during the year ended December 31, 2000 was $2.34.

                    POLYVISION CORPORATION AND SUBSIDIARIES

14. STOCK OPTION AND STOCK GRANT PLANS (CONTINUED)
    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    The following table summarizes stock option activity for the periods ended December 31, 2000, 1999 and 1998 and April 30, 1998 as follows:

                                                      SHARES      WEIGHTED-AVERAGE
                                                    OUTSTANDING    EXERCISE PRICE
                                                    -----------   ----------------
Outstanding at April 30, 1997.....................     297,500         $2.97
  Exercised.......................................          --            --
  Canceled........................................          --            --
  Granted.........................................     120,000          1.00
                                                     ---------         -----

Outstanding at April 30, 1998.....................     417,500          2.35
  Exercised.......................................          --            --
  Canceled........................................     (97,500)         3.58
  Granted.........................................     721,000          1.45
                                                     ---------         -----

Outstanding at December 31, 1998..................   1,041,000          1.58
  Exercised.......................................     (28,000)         1.00
  Canceled........................................    (172,000)         1.45
  Granted.........................................     411,000          1.99
                                                     ---------         -----

Outstanding at December 31, 1999..................   1,252,000          1.74
  Exercised.......................................     (12,334)         1.00
  Canceled........................................     (54,666)         2.38
  Granted.........................................   1,036,559          2.40
                                                     ---------         -----

Outstanding at December 31, 2000..................   2,221,559         $2.08
                                                     =========         =====

    Information with respect to stock-based compensation plan stock options outstanding and exercisable at December 31, 2000 was as follows:

                                   OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                        -----------------------------------------   --------------------------
                                                       WEIGHTED
                                                       AVERAGE
                                       WEIGHTED       REMAINING                    WEIGHTED
      RANGE OF          NUMBER OF      AVERAGE       CONTRACTUAL    NUMBER OF      AVERAGE
   EXERCISE PRICES       SHARES     EXERCISE PRICE   LIFE (YEARS)    SHARES     EXERCISE PRICE
- ---------------------   ---------   --------------   ------------   ---------   --------------
     $1.00-1.50          749,000         $1.33            7.25       442,252         $1.28
      1.56-2.00          414,354          1.97            8.70       100,251          1.97
      2.19-2.50          893,205          2.46            9.36        12,500          2.19
      3.38-3.86          165,000          3.67            6.46       100,000          3.86

                    POLYVISION CORPORATION AND SUBSIDIARIES

15. COMMON AND PREFERRED STOCK

PREFERRED STOCK

    The Company is authorized to issue up to 300,000 shares of its $0.01 par value Series B Preferred 150,000 shares of its $0.01 par value Series C Preferred and 120,000 shares of its $0.01 par value Series D Preferred. At December 31, 2000, the Company had outstanding 255,000 shares of Series B Preferred, 140,000 shares of Series C Preferred and 120,000 shares of Series D Preferred.

    During fiscal 1998, the Company, as part of the Exchange Transaction (see
Note 8), issued to Alpine and another company 247,951 shares of Series B Preferred in exchange for all of the then outstanding shares of the Company's Series A Cumulative Convertible Preferred Stock. In addition, the Company issued to Alpine 9,000 shares of Series B Preferred as compensation for structuring and assisting the Company in completing the acquisition of Alliance (see Note 8). During fiscal 1999, 1,951 shares of Series B Preferred plus accrued dividends were converted into 35,443 shares of Company common stock.

    The Series B Preferred earns cumulative cash dividends at an annual rate of 9% and has priority as to dividends over the common stock. In the case of the voluntary or involuntary liquidation or dissolution of the Company, the holders of the Series B Preferred will be entitled to receive a liquidation price of $50.00 per share plus any accrued and unpaid dividends. These dividends are prohibited through July 2001 under the terms of the Company's senior subordinated credit facility and thereafter are restricted in amount and can only be paid if the Company is in compliance with specified financial ratios. These shares have no voting rights, except for certain significant business transactions of the Company, and have customary antidilution provisions for stock dividends, stock splits, share combinations, recapitalizations and other capital adjustments. The Series B Preferred may be converted into 4,250,000 shares of Company common stock at any time at a conversion price of $3.00 per share.

    During fiscal 1999, the Company sold 40,000 shares of its Series C Preferred to Alpine for $2.0 million. The proceeds were used to finance a portion of the purchase price for Nelson Adams (see Note 8). In November 1998, the Company sold 100,000 shares of its Series C Preferred to Alpine for $5.0 million, the proceeds of which were used to finance a portion of the purchase price for Alliance (see Note 8). The Series C Preferred may be converted at any time into 3,500,000 shares of common stock at a conversion price of $2.00 per share. Other than the conversion price, the terms of the Series C Preferred are identical to the terms of the Series B Preferred and rank equally with respect to distribution rights upon the liquidation, dissolution or winding-up of the affairs of the Company and with respect to dividend rights.

    During fiscal 1999, the Company issued 120,000 shares of its Series D Preferred as partial consideration for the Nelson Adams acquisition (see
Note 8). The Series D Preferred rank senior to all other classes of stock except for the Series B Preferred stock and the Series C Preferred stock. The Series D Preferred earns cumulative cash dividends at an annual rate of 8% and has priority as to dividends over the common stock. The Series D Preferred may be converted into 1,500,000 shares of common stock at any time at a conversion price of $4.00 per share. Other than conversion price, dividend rate, and rank, the terms of Series D Preferred are identical to the terms of the Series B.

                    POLYVISION CORPORATION AND SUBSIDIARIES

16. INCOME TAXES

    The sources of income (loss) before income taxes and extraordinary gain for the periods ended December 31, 2000, 1999 and 1998 and April 30, 1998 were as follows:

                                                                       DECEMBER 31,
                                                              ------------------------------   APRIL 30,
                                                                2000       1999       1998       1998
                                                              --------   --------   --------   ---------
                                                                            (IN THOUSANDS)
United States...............................................   $1,869     $1,826     $(204)     $1,025
Foreign.....................................................    1,290      2,923       645          --
                                                               ------     ------     -----      ------
Income before income taxes and extraordinary gain...........   $3,159     $4,749     $ 441      $1,025
                                                               ======     ======     =====      ======

    The provision (benefit) for income taxes for the periods ending
December 31, 2000, 1999 and 1998 and April 30, 1998 comprised of the following:

                                                                       DECEMBER 31,
                                                              ------------------------------   APRIL 30,
                                                                2000       1999       1998       1998
                                                              --------   --------   --------   ---------
                                                                            (IN THOUSANDS)
Current:
  Federal...................................................    $ --      $   --      $ --        $15
  State.....................................................     130          --        --         --
  Foreign...................................................     410       1,973        92         --
                                                                ----      ------      ----        ---
                                                                 540       1,973        92         15
Deferred:
  Federal...................................................      77        (543)       --         --
  State.....................................................     178         252        --         --
  Foreign...................................................     153         (20)      194         --
                                                                ----      ------      ----        ---
                                                                 408        (311)      194         --
                                                                ----      ------      ----        ---
Provision for income taxes..................................    $948      $1,662      $286        $15
                                                                ====      ======      ====        ===

    The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate for the periods ended December 31, 2000, 1999 and 1998 and April 30, 1998 because of the following items:

                                                                      DECEMBER 31,
                                                             ------------------------------   APRIL 30,
                                                               2000       1999       1998       1998
                                                             --------   --------   --------   ---------
                                                                           (IN THOUSANDS)
Expected income tax expense at U.S. federal statutory tax
  rate.....................................................  $ 1,106    $ 1,659     $ 154       $ 359
State income tax expense, net of federal income tax
  benefit..................................................      205        308        26          62
Goodwill amortization not deductible.......................      541        493        86          50
Alternative minimum tax....................................       --         --        --          15
Non-deductible expenses....................................      372        308       109          --
Deemed dividend............................................      599        396       125          --
Change in valuation allowance..............................   (1,942)    (1,674)     (272)       (471)
Difference in foreign and U.S. statutory rate..............       67        172        58          --
                                                             -------    -------     -----       -----
  Provision for income taxes...............................  $   948    $ 1,662     $ 286       $  15
                                                             =======    =======     =====       =====

                    POLYVISION CORPORATION AND SUBSIDIARIES

16. INCOME TAXES (CONTINUED)
    The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for both the expected future tax impact of temporary differences arising from assets and liabilities whose tax bases are different from financial statement amounts and for the expected future tax benefit to be derived from tax loss carryforwards. A valuation allowance is established if it is more likely than not that all or a portion of deferred tax assets will not be realized. Realization of the future tax benefits of deferred tax assets (including tax loss carryforwards) is dependent on the Company's ability to generate taxable income within the carryforward period and the periods in which net temporary differences reverse. Although no assurance can be given that sufficient taxable income will be generated for utilization of certain of the Company's consolidated net operating loss carryforwards or for reversal of certain temporary differences, the Company believes it is more likely than not that all of the net deferred tax asset, after valuation allowance, will be realized.

    Items that result in deferred tax assets and liabilities and the related valuation allowance at December 31, 2000 and 1999 were as follows:

                                                               2000       1999
                                                             --------   --------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Inventory................................................   $  332    $   336
  Bad debt allowance.......................................      481        415
  Accruals not currently deductible for tax................    2,025      3,108
  Net operating loss carryforwards.........................    6,668      7,138
  Other....................................................      240        150
                                                              ------    -------
    Total deferred tax assets..............................    9,746     11,147
  Less valuation allowance.................................    4,727      6,835
                                                              ------    -------
    Net deferred tax assets................................    5,019      4,312
                                                              ------    -------
Deferred tax liabilities:
  Depreciation.............................................    3,264      4,453
  Goodwill.................................................      933        389
                                                              ------    -------
    Total deferred tax liabilities.........................    4,197      4,842
                                                              ------    -------
    Net deferred tax asset (liability).....................   $  822    $  (530)
                                                              ======    =======

    As reflected in the preceding table, the Company established a valuation allowance of approximately $4.7 million and $6.8 million as of December 31, 2000 and 1999, respectively, due to uncertainty regarding the realizability of certain deferred tax assets. The valuation primarily relates to operating loss carryforwards, which are available to reduce future taxable income of certain entities.

    As of December 31, 2000, the Company has approximately $14.3 million in unused federal net operating loss carryforwards. The carryforwards expire in various amounts from fiscal 2003 through fiscal 2019. Based on the Company's history of prior operating losses, no assurance can be given that sufficient taxable income will be generated for utilization of any net operating loss carryforwards and reversal of temporary differences.

                    POLYVISION CORPORATION AND SUBSIDIARIES

17. ROYALTIES PAYABLE

    With the discontinuance of the operations of Alpine PolyVision, Inc. as of April 30, 1997, the Company entered into an agreement dated June 9, 1998, that terminated a royalty arrangement with Connecticut Innovations Inc. The agreement provided for the Company to deliver 9,509 registered shares of Alpine common stock and a payment of approximately $0.1 million in the form of a promissory note in exchange for the extinguishment of approximately a $0.8 million liability. The purchase of the Alpine common stock was financed by loans from Alpine. In connection with this agreement, the Company recorded an extraordinary gain of approximately $0.4 million during the year ended April 30, 1998. All amounts outstanding under the promissory note were paid before December 31, 2000.

18. RELATED-PARTY TRANSACTIONS

    During fiscal 1999, the Company entered into noncancelable operating leases for three manufacturing facilities and three sales offices from certain employees of the Company. These leases expire at various times through 2016. Rental expense under these noncancelable leases amounted to approximately
$0.4 million and $0.2 million in 2000 and 1999, respectively. In the opinion of management, the terms of these leases are as favorable as those which could be obtained from unrelated lessors.

    In November 1998, the Company entered into an Exchange Transaction with Alpine (See Note 8) whereby Alpine exchanged approximately $25.2 million in liquidation value of its Series A Preferred (plus accrued dividends) and indebtedness of approximately $7.4 million for approximately 5.2 million shares of Company common stock and approximately $12.3 million in liquidation value of the Company's Series B Preferred. In addition, the Company issued to Alpine 209,790 shares of its common stock and 9,000 shares of its Series B Preferred as compensation for structuring and assisting the Company in its acquisition of Alliance. As a result of these transactions, Alpine's ownership increased to approximately 48% of the Company's common stock.

19. COMMITMENTS AND CONTINGENCIES

    The Company leases property, plant and equipment under a number of leases extending for varying periods of time. Operating lease rental expense including related-party leases amounted to approximately $1.7 million, $0.6 million, $0.4 million, and $0.6 million for the periods ended December 31, 2000, 1999, and 1998 and April 30, 1998, respectively.

    Minimum rental commitments as of December 31, 2000, under noncancelable leases including related-party leases, with terms of more than one year, were as follows:

YEAR ENDING
DECEMBER 31,                                         AMOUNT
- ------------                                     --------------
                                                 (IN THOUSANDS)
2001...........................................      $1,726
2002...........................................       1,601
2003...........................................       1,290
2004...........................................       1,161
2005...........................................       1,093
Thereafter.....................................       2,757
                                                     ------
  Total........................................      $9,628
                                                     ======

                    POLYVISION CORPORATION AND SUBSIDIARIES

19. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    During fiscal 1994, Reliance Insurance Company of New York (the "Plaintiff") commenced an action in the Supreme Court of the State of New York, County of Suffolk, against several defendants, including the Company, seeking money damages based on the purported sale and delivery by defendants of some 860 insulated metal curtain wall panels manufactured by the Company in 1987 and of an additional 520 replacement panels in 1991 and 1992. Plaintiff has alleged that such panels were defective in their design and manufacture. Among the theories of liability advanced by Plaintiff are breach of contract, breach of express warranty and implied warranty. Pursuant to orders of the Court, the causes of action based on the 1987 transaction were dismissed on statute of limitation grounds. However, Plaintiff has been granted leave to serve an amended complaint to allege, among other things, a claim under New Jersey Consumer Fraud Act (the "NJCFA") (which might permit treble damages), while preserving the right of the defendants, including the Company, to challenge the applicability of the NJCFA. In 2001, the Court permitted Plaintiff to amend its compliant again. A cause of action for indemnification for approximately
$0.5 million was added. The amount sought in other causes of action was reduced from approximately $1.4 million plus treble damages to approximately
$0.8 million plus treble damages. The Company has served its answer to the amended complaint substantially denying Plaintiff's allegations of defective design and manufacture and pleading affirmative defenses, as well as commencing third party claims against an adhesives supplier whose product was utilized by the Company in fabricating the subject panels. As of the date hereof, discovery is continuing but it is premature to render an estimate of the outcome of the litigation.

    The Company is subject to routine lawsuits incidental to its business. In the opinion of management, based on its examination of such matters and discussions with counsel, the ultimate resolution of all pending or threatened litigation, claims and assessments will have no material adverse effect upon the Company's consolidated financial position, liquidity or results of operations.

    The Company is partially self-insured for workers' compensation and group medical claims in the U.S. The Company has accrued for its workers' compensation claims based on an assessment of claims outstanding as well as an estimate, based on experience, of incurred workers' compensations claims which have not yet been reported. Provisions for losses under the group medical plan are recorded based on the Company's estimates of the claims incurred.

    Approximately 35% of the Company's labor force is covered by collective bargaining agreements. There is one contract representing 15% of the Company's union employees that will expire within one year.

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

20. SEGMENT REPORTING

    The Company currently conducts business through four operating divisions: the VC Surfaces Division, the VC Products Division, the VC Interactive Products Division and the Commercial Signage Division. The accounting policies of the divisions are the same as described in the summary of

                    POLYVISION CORPORATION AND SUBSIDIARIES

20. SEGMENT REPORTING (CONTINUED)
significant accounting policies. PolyVision evaluates divisional performance based on income from operations. Sales for each division are based on the location of the third-party customer. All significant intercompany transactions between divisions are included in intercompany sales below and are primarily related to sales from the VC Surfaces Division to the VC Products Division. PolyVision's selling, general and administrative expenses are charged to each division based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment.

    The following provides information about each business segment for the periods ended December 31, 2000, 1999, and 1998 and April 30, 1998:

                                                               DECEMBER 31,
                                                     --------------------------------   APRIL 30,
                                                       2000        1999        1998       1998
                                                     --------   ----------   --------   ---------
                                                                    (IN THOUSANDS)
Net sales:
  VC Surfaces Division.............................  $ 55,223    $ 55,699    $  6,617    $    --
  VC Products Division.............................    98,242      61,961      23,058     27,813
  VC Interactive Products Division.................     3,712          --          --         --
  Commercial Signage Division......................    10,351       7,553       4,202      6,354
  Intercompany sales...............................   (14,819)    (10,314)         --         --
                                                     --------    --------    --------    -------
                                                     $152,709    $114,899    $ 33,877    $34,167
                                                     ========    ========    ========    =======
Depreciation and amortization expense:
  VC Surfaces Division.............................  $  2,941    $  3,247    $    490    $    --
  VC Products Division.............................     1,605         779         143        169
  VC Interactive Products Division.................       144          --          --         --
  Commercial Signage Division......................       265         238         148        213
  Corporate........................................        36          --          --         --
                                                     --------    --------    --------    -------
                                                     $  4,991    $  4,264    $    781    $   382
                                                     ========    ========    ========    =======
Operating income (loss):
  VC Surfaces Division.............................  $ 11,365    $ 10,564    $  1,325    $    --
  VC Products Division.............................     6,127       4,433       2,032      1,275
  VC Interactive Products Division.................      (261)         --          --         --
  Commercial Signage Division......................       627         771         285        552
  Corporate........................................    (3,245)     (2,911)     (1,592)      (435)
                                                     --------    --------    --------    -------
                                                     $ 14,613    $ 12,857    $  2,050    $ 1,392
                                                     ========    ========    ========    =======
Capital expenditures:
  VC Surfaces Division.............................  $  1,106    $  1,070    $    411    $    --
  VC Products Division.............................       864       1,030         102        520
  VC Interactive Products Division.................       107          --          --         --
  Commercial Signage Division......................        75         109          73         19
  Corporate........................................       459          --          --         --
                                                     --------    --------    --------    -------
                                                     $  2,611    $  2,209    $    586    $   539
                                                     ========    ========    ========    =======

                    POLYVISION CORPORATION AND SUBSIDIARIES

20. SEGMENT REPORTING (CONTINUED)

                                                               DECEMBER 31,
                                                     --------------------------------   APRIL 30,
                                                       2000        1999        1998       1998
                                                     --------   ----------   --------   ---------
                                                                    (IN THOUSANDS)
Identifiable assets:
  VC Surfaces Division.............................  $ 78,257    $ 83,329    $ 98,798    $    --
  VC Products Division.............................    70,254      56,296      13,891     12,252
  VC Interactive Products Division.................     8,762          --          --         --
  Commercial Signage Division......................     7,683       7,068       6,021      5,995
  Corporate........................................     6,123      10,241       3,498        217
                                                     --------    --------    --------    -------
                                                     $171,079    $156,934    $122,208    $18,464
                                                     ========    ========    ========    =======

    Geographic financial information for the periods ended December 31, 2000, 1999 and 1998 and April 30, 1998 were as follows:

                                                                 DECEMBER 31,
                                                        ------------------------------   APRIL 30,
                                                          2000       1999       1998       1998
                                                        --------   --------   --------   ---------
                                                                      (IN THOUSANDS)
Net sales:
  North America.......................................  $119,329   $ 80,521   $30,052     $34,167
  Belgium.............................................    20,451     21,665     2,546          --
  Europe and Other....................................    12,929     12,713     1,279          --
                                                        --------   --------   -------     -------
                                                        $152,709   $114,899   $33,877     $34,167
                                                        ========   ========   =======     =======
Long-lived assets:
  North America.......................................  $ 92,049   $ 79,715   $55,832     $ 5,215
  Belgium.............................................    18,841     21,620    24,142          --
  Europe and Other....................................       682        872     3,114          --
                                                        --------   --------   -------     -------
                                                        $111,572   $102,207   $83,088     $ 5,215
                                                        ========   ========   =======     =======

                    POLYVISION CORPORATION AND SUBSIDIARIES

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          FISCAL 2000 QUARTER ENDED
                                        --------------------------------------------------------------
                                        MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31(B)     YEAR
                                        --------   --------   ------------   --------------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.............................  $31,718    $41,079       $45,688         $34,224      $152,709
Gross profit..........................   10,596     14,400        15,427           9,491        49,914
Operating income (loss)...............    3,380      6,174         7,373          (2,314)       14,613
Net income (loss).....................      486      2,205         2,991          (3,471)        2,211
Preferred stock dividends.............     (564)      (564)         (564)           (564)       (2,256)
                                        -------    -------       -------         -------      --------
  Net income (loss) applicable to
    common stock......................  $   (78)   $ 1,641       $ 2,427         $(4,035)     $    (45)
                                        =======    =======       =======         =======      ========
Net income (loss) per diluted share of
  common stock........................
  Income from operations..............  $  0.04    $  0.08       $  0.11         $ (0.24)     $   0.16
  Preferred stock dividends...........    (0.04)        --            --           (0.04)        (0.16)
                                        -------    -------       -------         -------      --------
  Net income (loss) to common
    stockholders per diluted share of
    common stock (a)..................  $  0.00    $  0.08       $  0.11         $ (0.28)     $   0.00
                                        =======    =======       =======         =======      ========

                                                          FISCAL 1999 QUARTER ENDED
                                        --------------------------------------------------------------
                                        MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31(B)     YEAR
                                        --------   --------   ------------   --------------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales.............................  $22,477    $27,008       $36,676         $28,738      $114,899
Gross profit..........................    7,173      9,849        13,114           9,623        39,759
Operating income......................    1,633      4,435         6,202             587        12,857
Net income (loss).....................     (583)     1,861         2,630            (821)        3,087
Preferred stock dividends.............     (402)      (402)         (483)           (570)       (1,857)
                                        -------    -------       -------         -------      --------
  Net income (loss) applicable to
    common stock......................  $  (985)   $ 1,459       $ 2,147         $(1,391)     $  1,230
                                        =======    =======       =======         =======      ========
Net income (loss) per diluted share of
  common stock........................
  Income from operations..............  $ (0.04)   $  0.09       $  0.12         $ (0.05)     $   0.17
  Preferred stock dividends...........    (0.03)     (0.02)        (0.02)          (0.03)        (0.11)
                                        -------    -------       -------         -------      --------
  Net income (loss) to common
    stockholders per diluted share of
    common stock (a)..................  $ (0.07)   $  0.07       $  0.10         $ (0.08)     $   0.06
                                        =======    =======       =======         =======      ========

- ------------------------

(a) Net income (loss) per diluted share of common stock for the fiscal year is determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted net income per share calculation. As a result, the sum of net income per share for the four quarters may not equal the net income per share for the periods ended December 31, 1999 and 1998.

(b) During the fourth quarter of 2000 and 1999, the Company recorded restructuring and nonrecurring charges of $3.2 million and $2.9 million, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PolyVision Corporation:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of PolyVision Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated February 28, 2001 (except with respect to Note 10, as to which the date is March 30, 2001). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 28, 2001

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT   CHARGED TO   CHARGED TO      PURCHASED   BALANCE AT
                                           BEGINNING    COSTS AND      OTHER         RESERVES/      END
                                           OF PERIOD     EXPENSES     ACCOUNTS         OTHER     OF PERIOD
                                           ----------   ----------   ----------      ---------   ----------
                                                                    (IN THOUSANDS)
Year ended December 31, 2000:
  Allowance for doubtful accounts........    $2,264       $  726       $1,496         $  183       $1,677
  Restructuring and nonrecurring
    reserve..............................     1,585        3,200        2,252(2)          --        2,533
Year ended December 31, 1999:
  Allowance for doubtful accounts........    $2,519       $   48       $  453(1)      $  150       $2,264
  Restructuring and nonrecurring
    reserve..............................       500        2,850        1,765(2)          --        1,585
Eight months ended December 31, 1998:
  Allowance for doubtful accounts........    $  795       $  448       $  411(1)      $1,687       $2,519
  Restructuring and nonrecurring
    reserve..............................        --          500           --            500
Year ended April 30, 1998:
  Allowance for doubtful accounts........    $1,013       $  289       $  507(1)                   $  795
  Restructuring and nonrecurring
    reserve..............................       650           --          650                          --

- ------------------------

(1) Uncollectible accounts written off, net of recoveries.

(2) Payments made and cost incurred related to Alliance, Nelson Adams and 2000 restructuring charges.