Form 10-Q
period 2001-03-31
POLYVISION CORP
filed 2001-05-15
CIK 835405

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                              Yes /X/      No / /

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of May 14, 2001 was 14,168,527 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in PolyVision Corporation's Report on Form 10-K for the year ended December 31, 2000.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)    (AUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $    863      $    436
  Accounts receivable (net of allowance for doubtful
    accounts of $1,751 and $1,677 at March 2001 and
    December 2000, respectively)............................      31,426        32,994
  Inventories...............................................      19,426        17,946
  Prepaid expenses and other current assets.................       8,417         8,131
                                                                --------      --------
    Total current assets....................................      60,132        59,507
  Property, plant and equipment, net........................      18,486        18,730
  Goodwill (less accumulated amortization of $6,676 and
    $6,132 at March 2001 and December 2000, respectively)...      87,219        88,576
  Other assets..............................................       4,370         4,266
                                                                --------      --------
    Total assets............................................    $170,207      $171,079
                                                                ========      ========

Current liabilities:
  Current maturities of long-term debt......................    $  9,077      $  8,982
  Accounts payable..........................................      15,585        12,669
  Accrued expenses..........................................      18,949        18,486
                                                                --------      --------
    Total current liabilities...............................      43,611        40,137
  Long-term debt, less current maturities...................      93,570        94,745
  Other long-term liabilities...............................       7,001         7,263
                                                                --------      --------
      Total liabilities.....................................     144,182       142,145
                                                                --------      --------
Stockholders' equity:
  Series B preferred stock at liquidation value.............      12,750        12,750
  Series C preferred stock at liquidation value.............       7,000         7,000
  Series D preferred stock at liquidation value.............       6,000         6,000
  Common stock, $.001 par value; authorized 40,000,000
    shares; 14,168,527 shares issued and outstanding at
    March 31, 2001 and December 31, 2000....................          14            14
  Additional paid-in capital................................      70,893        70,893
  Retained deficit..........................................     (69,121)      (66,598)
  Cumulative other comprehensive loss.......................      (1,511)       (1,125)
                                                                --------      --------
    Total stockholders' equity..............................      26,025        28,934
                                                                --------      --------
      Total liabilities and stockholders' equity............    $170,207      $171,079
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

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
Net sales...................................................  $34,767       $31,718
Cost of goods sold..........................................   24,317        21,123
                                                              -------       -------
  Gross profit..............................................   10,450        10,595
Selling, general and administrative.........................    8,339         6,501
Research and development expenses...........................      665           146
Restructuring and nonrecurring expenses.....................      583            --
Amortization of goodwill....................................      626           573
                                                              -------       -------
  Operating income..........................................      237         3,375
Interest expense............................................   (2,978)       (2,909)
Interest income.............................................       17            99
Other income, net...........................................        3           130
                                                              -------       -------
  Income (loss) before income taxes.........................   (2,721)          695
Benefit (provision) for income taxes........................      762          (209)
                                                              -------       -------
  Net income (loss).........................................   (1,959)          486
Preferred stock dividends...................................     (564)         (564)
                                                              -------       -------
  Net loss applicable to common stock.......................  $(2,523)      $   (78)
                                                              =======       =======

Net income (loss) per share of common stock:
  Basic and diluted:
    Net income (loss).......................................  $ (0.14)      $  0.04
    Preferred stock dividends...............................    (0.04)        (0.04)
                                                              -------       -------
      Net income (loss) per basic and diluted share of
        common stock........................................  $ (0.18)      $  0.00
                                                              =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                        SERIES B              SERIES C              SERIES D
                                     PREFERRED STOCK       PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK
                                   -------------------   -------------------   -------------------   ---------------------
                                    SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT
                                   --------   --------   --------   --------   --------   --------   ----------   --------
Balance at December 31, 2000.....  255,000    $12,750    140,000     $7,000    120,000     $6,000    14,168,527     $14
Net loss.........................
Dividends on preferred stock.....
Fair value of derivative.........
Foreign currency translation
  adjustment.....................
Balance at March 31, 2001........  255,000    $12,750    140,000     $7,000    120,000     $6,000    14,168,527     $14
                                   =======    =======    =======     ======    =======     ======    ==========     ===

                                                             CUMULATIVE
                                   ADDITIONAL                  OTHER
                                    PAID IN     RETAINED   COMPREHENSIVE
                                    CAPITAL     DEFICIT    INCOME (LOSS)     TOTAL
                                   ----------   --------   --------------   --------
Balance at December 31, 2000.....   $70,893     $(66,598)     $(1,125)      $28,934
Net loss.........................                (1,959)                     (1,959)
Dividends on preferred stock.....                  (564)                       (564)
Fair value of derivative.........                                 100           100
Foreign currency translation
  adjustment.....................                                (486)         (486)
                                    -------     --------      -------       -------
Balance at March 31, 2001........   $70,893     $(69,121)     $(1,511)      $26,025
                                    =======     ========      =======       =======

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $(1,959)   $    486
  Adjustments to reconcile net income (loss) to net cash
    provided by operations:
    Depreciation and amortization...........................    1,341       1,215
    Amortization of deferred financing costs and accretion
      of debt discount......................................      600         570
    Other, net..............................................     (115)        (79)
    Change in assets and liabilities, net of effects from
      businesses acquired:
      Accounts receivable...................................    1,782      (1,978)
      Inventories...........................................   (1,874)     (3,153)
      Other assets..........................................      219        (220)
      Accounts and accrued expenses.........................    2,473       3,129
      Other liabilities.....................................     (160)        118
                                                              -------    --------
Cash flows provided by operating activities.................    2,257          88
                                                              -------    --------

Cash flows from investing activities:
  Capital expenditures......................................     (654)       (665)
  Purchase of businesses, net of cash acquired..............       --      (9,358)
                                                              -------    --------
Cash flows used for investing activities....................     (654)    (10,023)
                                                              -------    --------
Cash flows from financing activities:
  Repayments of long-term borrowings........................   (2,203)     (1,264)
  Long-term borrowings......................................       --      10,000
  Borrowings on revolving credit facility...................    1,500          --
  Proceeds from exercise of stock options...................       --           7
  Deferred financing costs..................................     (226)       (177)
                                                              -------    --------
Cash flows provided by (used for) financing activities......     (929)      8,566
                                                              -------    --------
Effect of exchange rate changes on cash and cash
equivalents.................................................     (247)       (154)
                                                              -------    --------
Net change in cash and cash equivalents.....................      427      (1,523)
Cash and cash equivalents at beginning of period............      436       8,128
                                                              -------    --------
Cash and cash equivalents at end of period..................  $   863    $  6,605
                                                              =======    ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Supplemental disclosures:
  Cash paid for interest....................................  $ 2,103    $  2,333
                                                              =======    ========
  Cash paid for taxes.......................................  $   354    $    247
                                                              =======    ========
Acquisitions of businesses:
  Assets, net of cash acquired..............................             $ 10,501
  Liabilities assumed.......................................               (1,143)
                                                                         --------
  Net cash paid.............................................             $  9,358
                                                                         ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                    POLYVISION CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of PolyVision Corporation and its subsidiaries ("PolyVision" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    PolyVision is an international manufacturer and installer of static, active and interactive products for the visual communication sectors in the education, office and corporate markets. PolyVision's operations are currently divided into four market groups: the Visual Communications Surfaces Division ("VC Surfaces"), the Visual Communications Products Division ("VC Products"), the Visual Communications Interactive Products Division ("VC Interactive Products") and the Commercial Signage Division. VC Surfaces is the world's largest manufacturer of continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments as well as for construction projects, such as tunnels and people-moving systems. VC Surfaces also produces proprietary projection screen surfaces, screen and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. VC Products manufactures, installs and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework and folding tables primarily to schools and offices. VC Interactive Products manufactures and sells active and interactive writing surfaces including gas-plasma and rear projection displays in the educational, office and corporate markets. These products allow the user to capture data directly from a white board or other writing surface to a windows-based PC or Macintosh computer. The Commercial Signage Division manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The cumulative effect for adopting this standard as of January 1, 2001 resulted in a fair value asset, net of taxes of approximately $0.1 million. All derivatives are recognized on the balance sheet at fair value.

    The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis.

    The Company uses interest rate swap agreements to manage its exposure to interest rate changes. The Company has designated this swap agreement as a cash flow hedge. As of March 31, 2001, the Company had a deferred gain, net of tax, of approximately $0.1 million included in stockholders' equity as a component of accumulated other comprehensive loss. This deferred gain is expected to be reclassified to current earnings over the next twelve months. The Company's gain or loss resulting from

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) the interest rate swap agreement's ineffectiveness was immaterial and the Company did not record any gains or losses associated with the discontinuance of a cash flow hedge.

    During the fourth quarter of 2000, the Company implemented EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which addresses the income statement classification of amounts charged to customers for shipping and handling as well as costs incurred related to shipping and handling. Compliance with EITF 00-10 did not have a significant effect on expense classifications, results of operations or financial position of the Company.

3. INVENTORIES

    The components of inventories at March 31, 2001 and December 31, 2000 were as follows:

                                                        MARCH 31,    DECEMBER 31,
                                                           2001          2000
                                                        ----------   ------------
                                                             (IN THOUSANDS)
Raw materials.........................................    $10,944       $11,919
Work in process.......................................      1,326           956
Finished goods........................................      7,156         5,071
                                                          -------       -------
                                                          $19,426       $17,946
                                                          =======       =======

4. ACQUISITIONS

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

    The cash portion of the Softboard acquisition was funded by a $2.0 million draw on the Company's available revolving credit facility and internal cash resources (see Note 10 to PolyVision's Report on Form 10-K for the year ended December 31, 2000).

IBID

    In May 2000, PolyVision acquired substantially all of the assets and certain liabilities of MicroTouch Systems, Inc's IBID division ("Ibid") for approximately $3.2 million in cash, including expenses, and a contingent consideration (up to a maximum aggregate of $2.5 million) payable over a

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

4. ACQUISITIONS (CONTINUED)
five-and-half year period based upon net sales of IBID products. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Ibid have been included in the consolidated financial statements on a prospective basis from the date of acquisition. The purchase price was allocated based upon a preliminary assessment of the fair value of assets and liabilities at the date of the acquisition. The allocation and related accruals are subject to adjustments. The excess of the purchase price over the net assets acquired is being amortized on a straight-line basis over 20 years.

    The cash portion of the Ibid acquisition was funded by a $2.0 million draw on the Company's available revolving credit facility and internal cash resources (see Note 10 to PolyVision's Report on Form 10-K for the year ended
December 31, 2000).

PRO FORMA FINANCIAL DATA

    Unaudited condensed pro forma results of operations, which give effect to the Ibid and Softboard acquisitions as if the purchases occurred on January 1, 2000, are presented below. The pro forma amounts reflect acquisition-related purchase accounting adjustments, including adjustments to depreciation and amortization expense and interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or of future results of operations.

                                                                 PRO FORMA
                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                             2001          2000
                                                           --------      --------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
                                                                (UNAUDITED)
Net sales................................................  $34,767       $34,026
Income(loss) from operations before income taxes.........   (2,138)          489
Net income (loss)........................................   (1,568)          342
Preferred stock dividends................................     (564)         (564)
Net loss applicable to common stock......................  $(2,132)      $  (222)

Net income (loss) per diluted share of common stock:
  Net income (loss)......................................  $ (0.11)      $  0.02
  Preferred stock dividends..............................    (0.04)        (0.04)
                                                           -------       -------
Net loss per diluted share of common stock...............  $ (0.15)      $ (0.02)
                                                           =======       =======

    The proforma statements above do not include the restructuring and nonrecurring charges for the periods presented.

5. RESTRUCTURING CHARGE

    During March 2001, PolyVision recorded a pre-tax nonrecurring restructuring charge of approximately $0.6 million. The charge related to PolyVision's continued reorganization of the business

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

5. RESTRUCTURING CHARGE (CONTINUED)
along more efficient and effective business lines. The restructuring charge relates to the severing of nine employees. As of March 31, 2001, PolyVision had incurred $26,000 of the $0.6 million charge and expects to incur the majority of the remaining costs during fiscal 2001.

    During fiscal 2000, PolyVision recorded a pre-tax nonrecurring restructuring charge of approximately $3.2 million. The charge included the following:
(i)$1.8 million in severance costs for 20 employees in PolyVision's European and North American operations, (ii) the write-off of inventory on hand in noncore business lines, (iii) $0.3 million for the closing of an European sales office, and (iv) $0.4 million for cost associated with the consolidation of numerous health and welfare programs and retirement programs available to the employees of PolyVision. As of March 31, 2001, PolyVision had incurred $1.3 million of the $3.2 million charge and expects to incur the majority of the remaining costs in 2001.

6. EARNINGS PER SHARE

    The computation of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 was as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------------------------------------
                                                         2001                              2000
                                            -------------------------------   -------------------------------
                                              NET                 PER SHARE     NET                 PER SHARE
                                             INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                                            --------   --------   ---------   --------   --------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss attributable to common stock.........  $(2,523)                           $ (78)
Less: preferred stock dividends...........     (564)                            (564)
                                            -------                            -----
Basic and diluted earnings (loss) per
  common share............................  $(1,959)    14,168     $(0.14)     $ 486      14,161      $0.04
                                            =======     ======     ======      =====      ======      =====

7. COMPREHENSIVE INCOME

    The components of comprehensive income for the three months ended March 31, 2001 and 2000 were as follows:

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                             ----------------------
                                                               2001          2000
                                                             --------      --------
                                                                 (IN THOUSANDS)
Net income (loss)..........................................  $(1,959)        $486
Fair value of derivative...................................      100           --
Foreign currency translation adjustment....................     (486)         (26)
                                                             -------         ----
  Comprehensive income (loss)..............................  $(2,345)        $460
                                                             =======         ====

                    POLYVISION CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 2001

                                  (UNAUDITED)

8. DIVISIONAL REPORTING

    The Company currently conducts business through four market groups: the VC Surfaces Division, the VC Products Division, the VC Interactive Products Division and the Commercial Signage Division. The accounting policies of the divisions are the same as described in the summary of significant accounting policies included in the footnotes of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. PolyVision evaluates divisional performance based on income from operations. Sales for each division are based on the location of the third-party customer. All significant intercompany transactions between divisions are included in intercompany sales below and are primarily related to sales from the VC Surfaces Division to the VC Products Division. PolyVision's selling, general and administrative expenses are charged to each division based on the region where the expenses are incurred. As a result, the components of operating income for one segment may not be comparable to another segment.

    The following provides information about each operating division for the three months ended March 31, 2001 and 2000:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                             2001          2000
                                                           --------      --------
                                                               (IN THOUSANDS)
Net sales:
  VC Surfaces Division...................................  $12,755       $12,383
  VC Products Division...................................   21,598        19,758
  VC Interactive Division................................    1,845            --
  Commercial Signage Division............................    2,319         3,301
  Intercompany Sales.....................................   (3,750)       (3,724)
                                                           -------       -------
                                                           $34,767       $31,718
                                                           =======       =======
Depreciation and amortization expense:
  VC Surfaces Division...................................  $   714       $   756
  VC Products Division...................................      413           393
  VC Interactive Division................................      108            --
  Commercial Signage Division............................       67            66
  Corporate..............................................       39            --
                                                           -------       -------
                                                           $ 1,341       $ 1,215
                                                           =======       =======
Operating income (loss):
  VC Surfaces Division...................................  $ 2,335       $ 1,911
  VC Products Division...................................     (909)        1,510
  VC Interactive Division................................     (768)           --
  Commercial Signage Division............................      264           415
  Corporate..............................................     (685)         (461)
                                                           -------       -------
                                                           $   237       $ 3,375
                                                           =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    PolyVision is an international manufacturer and installed or static, active and interactive products for communicating visually in the education, office and corporate markets and is the leading supplier of light-gauge Ceramicsteel used in the manufacture of quality writing and projection surfaces. The four divisions are the Visual Communication Surfaces Division ("VC Surfaces Division"), the Visual Communication Products Division ("VC Products Division"), the Visual Communication Interactive Products Division ("VC Interactive Products Division") and the Commercial Signage Division.

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

    - The VC Products Division manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstation and conference center casework, covered walkways, and folding tables primarily for schools and offices.

    - The VC Interactive Products Division manufactures and sells active and interactive surfaces which allow the user to capture anything written on the display surfaces. Various surfaces are offered including touch sensitive, Ceramicsteel, gas-plasma and rear projection displays. These products are used primarily in the educational, office and corporate markets. The user captures data directly from the white board or similar surface to a windows-based PC or Macintosh computer.

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

    The following comparative table summarizes, for the period presented, sales and operating income data for PolyVision on a group basis. Such group data is presented on an historical reporting basis for the three months ended March 31, 2001 and 2000:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                             2001          2000
                                                           --------      --------
Net sales:
  VC Surfaces Division...................................  $12,755       $12,383
  VC Products Division...................................   21,598        19,758
  VC Interactive Products Division.......................    1,845            --
  Commercial Signage Division............................    2,319         3,301
  Intercompany Sales.....................................   (3,750)       (3,724)
                                                           -------       -------
                                                            34,767        31,718
                                                           =======       =======
Gross profit.............................................  $10,450       $10,595
                                                           =======       =======
Gross margin.............................................     30.1%         33.4%

Selling, general and administrative expenses.............  $ 8,339       $ 6,492
                                                           =======       =======
Research and development expenses........................  $   665       $   146
                                                           =======       =======
Amortization of goodwill.................................  $   626       $   579
                                                           =======       =======

Operating income (loss):
  VC Surfaces Division...................................  $ 2,335       $ 1,911
  VC Products Division...................................     (326)        1,510
  VC Interactive Products Division.......................     (768)           --
  Commercial Signage Division............................      264           415
  Corporate..............................................     (685)         (461)
                                                           -------       -------
                                                               820         3,375
  Restructuring and nonrecurring expenses................     (583)           --
                                                           -------       -------
    Operating income.....................................  $   237       $ 3,375
                                                           =======       =======

RESULTS OF OPERATIONS

    Net sales for the quarter ended March 31, 2001 totaled $34.8 million, representing an increase of $3.1 million, or 9.6% over net sales of $31.7 million for the quarter ended March 31, 2000. The increase in net sales resulted primarily from the contribution of $1.9 million from the acquired operations of Ibid and Softboard, $1.8 million from the VC Products Division, and $0.4 million from the VC Surfaces Division offset by a reduction in net sales at the Commercial Signage Division. VC Surfaces Division sales of
$12.8 million for the quarter ended March 31, 2001 represent an increase of $0.4 million over net sales of $12.4 million for quarter ended March 31, 2000. This increase resulted from increased orders from customers, including intercompany sales offset by a 7.0% decline in the value of the Belgium Franc. Excluding the impact of currency, net sales in the VC Surfaces Division would have increased approximately 6%. VC Products Division sales of $21.6 million for the quarter ended March 31, 2001 represent an increase of $1.8 million over sales of $19.8 million for the quarter ended March 31, 2000. The increase is due primarily to volume increases in the US and European divisions. VC Interactive Products Division had net sales of $1.8 million during the quarter ended
March 31, 2001, which represent the sales contributed by the acquired operations of Ibid and Softboard. Commercial Signage Division sales of $2.3 million for the quarter ended March 31, 2001 represent a decrease of $1.0 million over sales of $3.3 million for the quarter ended March 31, 2000.

The decrease in Commercial Signage Division sales resulted from the completion of a one-time project with a major fast food chain during the comparable period in the prior year. PolyVision expects the division to show improving revenues through the remainder of fiscal 2001.

    Gross profit for the quarter ended March 31, 2001 totaled $10.5 million, representing a decrease of $0.1 million, or 1.3%, as compared to the same quarter in the prior year. Gross margin for the quarter ended March 31, 2001 decreased to 30.1% from 33.4% for the quarter ended March 31, 2000. The decline in gross profit for the quarter resulted from weak gross margins at the VC Products Division, due primarily to pricing problems encountered during fiscal 2000 offset by improved operating margins. Gross margins in the VC Surfaces Division, the VC Interactive Products Division and the Commercial Signage Division all showed improvement over those achieved in the prior year. Since the VC Products Division is primarily a backlog driven business, the pricing problem only became apparent in the third and forth quarters of 2000 and will negatively impact margins during fiscal 2001. Corrective actions were taken during fiscal 2000 and PolyVision expects margins to improve substantially in the third and fourth quarters of 2001.

    Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2001 totaled $8.3 million, representing an increase of $1.8 million, or 28.5%, as compared to the same period in the prior year. The increase in SG&A for the quarter resulted primarily from the inclusion of $0.8 million in SG&A from the acquired operations of Ibid and Softboard, increased marketing efforts designed to strengthen PolyVision's market presence, and noncapitalizable costs related to upgrades of PolyVision's enterprise software solutions. PolyVision expects that SG&A expense will decrease as a percentage of net sales as a result of continued cost reductions in the core businesses as well as the elimination of one-time costs associated with marketing and information technology initiatives.

    Research and development expenses ("RD&E") for the quarter ended March 31, 2001 totaled $0.7 million, representing an increase of $0.5 million, as compared to the same period in the prior year. The increase in RD&E resulted primarily from the formation of an RD&E team in PolyVision's VC Interactive Products Division. The focus of the RD&E department is on enhancing and expanding the current line of products offered by PolyVision.

    Amortization expense was $0.6 million during the quarters ended March 31, 2001 and 2000. The increase related to amortization expense from the Ibid and Softboard acquisitions, offset by a 7% decline in the Belgium Franc used to translate amortization expense recorded by PolyVision's European subsidiaries.

    As a result of the increase in net sales offset by the decrease in gross profit and the increase in SG&A, operating income (excluding restructuring and nonrecurring expenses) for the quarter ended March 31, 2001 decreased to $0.8 million as compared to $3.4 million for the comparable period in the prior year.

    During the quarter ended March 31, 2001, PolyVision recorded a pre-tax restructuring and nonrecurring charge of $0.6 million related to the restructuring of the VC Products Division. The restructuring and nonrecurring charge includes $0.5 million for costs in severing nine employees and $0.1 million for other expenses related to the severance of these employees.

    Interest expense was $3.0 million for the quarters ended March 31, 2001 and 2000. The increase in the interest bearing debt was substantially offset by reduced interest rates.

    Income taxes expense for the quarter ended March 31, 2000 was $0.2 million compared to an income tax benefit of $0.8 million for the quarter ended
March 31, 2001. The current year benefit is due to lower earnings in the United States partially attributable to PolyVision's ability to benefit from prior period operating losses incurred in the United States.

    Net loss before restructuring and nonrecurring expenses for the quarter ended March 31, 2001 was $2.1 million or $0.15 per diluted share, as compared to a net loss before restructuring and restructuring expenses of $0.1 million or $0.00 per diluted share for the comparable period in the prior year. Net loss for the quarter ended March 31, 2001 was $2.5 million or $0.18 per diluted share, as compared to a net loss of $0.1 million or $0.00 per diluted share for the comparable period in the prior year. The comparative increase in net loss for the quarter was due to the significant decrease in operating income and the restructuring and nonrecurring charge recorded in the period.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 2001, PolyVision generated
$2.3 million in cash flow from operating activities consisting of $0.1 million in cash flow used in operations (net income plus non-cash charges), offset by $2.4 million in cash flow provided by working capital changes. Significant working capital changes included a $1.8 million decrease in accounts receivable and $2.4 million increase in accounts payable and accrued expenses offset by a $1.9 million increase in inventory. Cash used for investing activities amounted to $0.7 million in capital expenditures. Cash used for financing activities amounted to $0.9 million consisting principally of $1.5 million in borrowings on PolyVision's senior secured credit facility offset by net debt repayments of $2.2 million.

    PolyVision's senior credit facilities consist of (a) a revolving line of credit in the maximum principal amount of $15.0 million (of which $9.5 million is available in the United States and $5.5 million is available to PolyVision's European subsidiaries), (b) a Term Loan A in the aggregate principal amount of $33.3 million and (c) a Term Loan B in the principal amount of $30.4 million. Advances under the revolving line of credit will be available through November 20, 2004, and borrowings thereunder may not at any time exceed (1) for the United States borrowers, an amount equal to the lesser of $9.5 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (2) for the European borrowers, the lesser of $5.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until it attains prescribed financial ratio levels. At May 14, 2001, PolyVision had $9.0 million in borrowings outstanding on the revolving credit facility.

    PolyVision's senior subordinated loan of $25.0 million bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears and matures on December 30, 2006. The senior subordinated loan is guaranteed by PolyVision's domestic subsidiaries. The loan agreement contains certain customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior credit facilities. The senior subordinated loan is junior in right of payment to the senior credit facilities, but senior in right of payment to the $10.1 million convertible subordinated promissory note issued by PolyVision in connection with the Alliance acquisition. In conjunction with the borrowing of the senior subordinated loan, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision representing approximately 9.7% of its fully-diluted common stock.

    PolyVision's convertible subordinated promissory note issued in connection with the Alliance acquisition accrues interest at a rate of 10% per year, which is added to the face amount of the note.

    At March 31, 2001, PolyVision had $0.8 million in cash and cash equivalents. PolyVision's principal debt service commitments for the next 12 months amount to approximately $9.1 million and capital expenditures are expected to approximate $2.0 million. Management believes its current cash position and unused credit facilities, when combined with cash flows generated from current operations, are adequate to meet PolyVision's current liquidity needs during the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The cumulative effect for adopting this standard as of January 1, 2001 resulted in a fair value asset, net of taxes of approximately $0.1 million. All derivatives are recognized on the balance sheet at fair value.

    The Company formally documents all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategy for undertaking various hedge transactions. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is no longer highly effective as a hedge, hedge accounting is discontinued on a prospective basis.

    The Company uses interest rate swap agreements to manage its exposure to interest rate changes. The Company has designated this swap agreement as a cash flow hedge. As of March 31, 2001, the Company had a deferred gain, net of tax, of approximately $0.1 million included in stockholders' equity as a component of accumulated other comprehensive loss. This deferred gain is expected to be reclassified to current earnings over the next twelve months. The Company's gain or loss resulting from the interest rate swap agreement's ineffectiveness was immaterial and the Company did not record any gains or losses associated with the discontinuance of a cash flow hedge.

    During the fourth quarter of 2000, the Company implemented EITF 00-10, "Accounting for Shipping and Handling Fees and Costs" which addresses the income statement classification of amounts charged to customers for shipping and handling as well as costs incurred related to shipping and handling. Compliance with EITF 00-10 did not have a significant effect on expense classifications, results of operations or financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The market risk inherent in PolyVision's market risk sensitive instruments and positions are the potential losses arising from adverse changes in interest rates and foreign currency exchange rates.

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

FOREIGN CURRENCY EXCHANGE RATES

    Although a majority of PolyVision's operations are in the United States, PolyVision does have foreign subsidiaries (primarily Belgium). The net investments in foreign subsidiaries translated into dollars using month-end exchange rates at March 31, 2001, are $34.0 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $3.4 million. PolyVision does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

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

                                                       POLYVISION CORPORATION

                                                       By:             /s/ GARY L. EDWARDS
                                                            -----------------------------------------
                                                                         Gary L. Edwards
                                                              CHIEF FINANCIAL OFFICER, TREASURER AND
                                                               SECRETARY (AS BOTH A DULY AUTHORIZED
                                                                OFFICER OF THE REGISTRANT AND THE
                                                               PRINCIPAL FINANCIAL OFFICER OR CHIEF
                                                              ACCOUNTING OFFICER OF THE REGISTRANT)
Date: May 14, 2001