Form 10-Q
period 2001-06-30
POLYVISION CORP
filed 2001-08-14
CIK 835405

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 14, 2001 was 14,168,527 shares.

PART I—FINANCIAL INFORMATION

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

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2001	December 31, 2000
	(audited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,157	$436
Accounts receivable, (net of allowance for doubtful accounts of $1,712 and $1,677 at June 30, 2001 and December 31, 2000, respectively)	35,138	32,994
Inventories	19,828	17,946
Prepaid expenses and other current assets	8,317	8,131

Total current assets	64,440	59,507
Property, plant and equipment, net	18,160	18,730
Goodwill, (less accumulated amortization of $7,262 and $6,132 at June 30, 2001 and December 31, 2000, respectively)	86,684	88,576
Other assets	3,810	4,266

Total assets	$173,094	$171,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$9,201	$8,982
Accounts payable	14,346	12,669
Accrued expenses	18,753	18,486

Total current liabilities	42,300	40,137
Long-term debt, less current maturities	95,285	94,745
Other long-term liabilities	8,055	7,263

Total liabilities	145,640	142,145

Stockholders' equity:
Series B preferred stock at liquidation value	12,750	12,750
Series C preferred stock at liquidation value	7,000	7,000
Series D preferred stock at liquidation value	6,000	6,000
Common stock $.001 par value; authorized 40,000,000 shares; 14,168,527 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	14	14
Additional paid-in capital	70,893	70,893
Accumulated deficit	(67,634)	(66,598)
Cumulative other comprehensive loss	(1,569)	(1,125)

Total stockholders' equity	27,454	28,934

Total liabilities and stockholders' equity	$173,094	$171,079

    The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Net sales	$39,528	$40,801	$74,295	$72,153
Cost of goods sold	24,968	26,373	49,285	47,099

Gross profit	14,560	14,428	25,010	25,054
Selling, general and administrative expenses	7,031	7,507	15,370	14,039
Research and development expenses	578	164	1,243	310
Restructuring and nonrecurring expenses	187	—	770	—
Amortization of goodwill	619	583	1,245	1,156

Operating income	6,145	6,174	6,382	9,549
Interest expense	(3,066)	(2,986)	(6,044)	(5,895)
Interest income	12	38	29	137
Other income (expense), net	(27)	67	(24)	197

Income before income taxes	3,064	3,293	343	3,988
Provision for income taxes	(1,013)	(1,088)	(251)	(1,297)

Net income	2,051	2,205	92	2,691
Preferred stock dividends	(564)	(564)	(1,128)	(1,128)

Net income (loss) applicable to common stock	$1,487	$1,641	$(1,036)	$1,563

Net income (loss) per share of common stock:
Basic:
Net income	$0.14	$0.16	$0.01	$0.19
Preferred stock dividends	(0.04)	(0.04)	(0.08)	(0.08)

Net income (loss) per basic share of common stock	$0.10	$0.12	$(0.07)	$0.11

Diluted:
Net income	$0.07	$0.08	$0.01	$0.15
Preferred stock dividends	—	—	(0.08)	(0.06)

Net income (loss) per diluted share of common stock	$0.07	$0.08	$(0.07)	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(in thousands, except share amounts)
(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock
							Common Stock				Other Cumulative Comprehensive Income (Loss)
									Additional Paid In Capital	Accumulative Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2000	255,000	$12,750	140,000	$7,000	120,000	$6,000	14,168,527	$14	$70,893	$(66,598)	$(1,125)	$28,934
Preferred stock dividends										(1,128)		(1,128)
Fair value of derivative											100	100
Net income										92		92
Foreign currency translation adjustment											(544)	(544)

Balance at June 30, 2001	255,000	$12,750	140,000	$7,000	120,000	$6,000	14,168,527	$14	$70,893	$(67,634)	$(1,569)	$27,454

The accompanying notes on an integral part of these condensed consolidated financial statement.

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$92	$2,691
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,702	2,449
Amortization of deferred financing costs and accretion of debt discount	1,220	1,155
Other, net	(214)	(197)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(2,555)	(5,528)
Inventories	(2,432)	(5,179)
Other assets	360	(1,104)
Accounts payable and accrued expenses	2,334	6,051
Other liabilities	(288)	431

Cash flow provided by operating activities	1,219	769

Cash flows from investing activities:
Capital expenditures	(1,245)	(1,236)
Purchase of businesses, net of cash acquired	—	(13,647)

Cash flow used for investing activities	(1,245)	(14,883)

Cash flows from financing activities:
Repayments of long-term borrowings	(4,337)	(2,381)
Long-term borrowings	—	10,000
Borrowings under revolving credit facilities, net	5,593	2,000
Proceeds from exercise of stock options	—	9
Deferred financing costs	(226)	(201)

Cash flow provided by financing activities	1,030	9,427

Effect of exchange rate changes on cash and cash equivalents	(283)	(492)

Net change in cash and cash equivalents	721	(5,179)
Cash and cash equivalents at beginning of period	436	8,128

Cash and cash equivalents at end of period	$1,157	$2,949

Supplemental disclosures:
Cash paid for interest	$4,633	$4,264

Cash paid for income taxes	$353	$998

Acquisition of businesses:
Assets, net of cash acquired		$16,852
Liabilities assumed		(3,205)

Net cash paid		$13,647

The accompanying notes are an integral part of these condensed consolidated statements.

CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

1. Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements include the accounts of PolyVision Corporation and its wholly-owned subsidiaries ("PolyVision" or the "Company"). Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

    PolyVision is an international manufacturer and installer of static, active and interactive products for the visual communication sectors in the education, office and corporate markets. PolyVision's operations are currently divided into four market groups: the Visual Communications Surfaces Division ("VC Surfaces"), the Visual Communications Products Division ("VC Products"), the Visual Communications Interactive Products Division ("VC Interactive Products") and the Commercial Signage Division. VC Surfaces is the world's largest manufacturer of continuous coil ceramicsteel (a high grade, fused ceramic surface on light gauge steel producing a non-porous, uniform finish) used in writing surfaces for schools, conference rooms and other business environments as well as for construction projects, such as tunnels and people-moving systems. VC Surfaces also produces proprietary projection screen surfaces, screen and non-screen printed ceramicsteel surfaces used for interior and exterior architectural applications and high-endurance signage. VC Products manufactures, installs and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstations and conference center casework and folding tables primarily to schools and offices. VC Interactive Products manufactures and sells active and interactive writing surfaces including gas-plasma and rear projection displays in the educational, office and corporate markets. These products allow the user to capture data directly from a whiteboard or other writing surface to a windows-based PC or Macintosh computer. The Commercial Signage Division manufactures and sells menuboard display systems to the fast food and convenience store industries, and merchandising displays used principally by banks.

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

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The cumulative effect for adopting this standard as of January 1, 2001 resulted in recording a fair value asset, net of taxes, of approximately $0.1 million. All derivatives are recognized on the balance sheet at fair value.

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

    The Company uses interest rate swap agreements to manage its exposure to interest rate changes. The Company has designated its swap agreements as cash flow hedges. As of June 30, 2001, the Company had a deferred gain, net of tax, of approximately $0.1 million included in stockholders' equity as a component of accumulated other comprehensive loss. This deferred gain is expected to be reclassified to current earnings over the next twelve months. The Company's gain or loss resulting from the interest rate swap agreement's ineffectiveness was immaterial and the Company did not record any gains or losses associated with the discontinuance of a cash flow hedge.

    In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires companies to cease amortizing goodwill existing at June 30, 2001 by December 31, 2001 and goodwill resulting from acquisitions completed after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company expects the adoption of these accounting standards will have the impact of reducing the amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

3. Inventories

    The components of inventories at June 30, 2001 and December 31, 2000 were as follows:

	June 30, 2001	December 31, 2000
	(in thousands)
Raw materials	$13,175	$11,919
Work in process	1,265	956
Finished goods	5,388	5,071

	$19,828	$17,946

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

	Pro Forma Six months ended June 30,
	2001	2000
	(in thousands, except per share data)
Net sales	$74,295	$75,781
Income before income taxes	1,113	3,502
Net income	600	2,381
Preferred stock dividends	(1,128)	(1,128)
Net income (loss) applicable to common stock	(528)	1,253
Net income (loss) per diluted share of common stock:
Net income	$0.04	$0.13
Preferred stock dividends	(0.08)	(0.06)

Net income (loss) per diluted share of common stock	$(0.04)	$0.07

    The proforma data above excludes the restructuring and nonrecurring charges for the periods presented.

5. Restructuring Charge

    During the quarter and six months ended June 30, 2001, PolyVision recorded pre-tax nonrecurring restructuring charges of approximately $0.2 million and $0.8 million, respectively. The charge relates to PolyVision's continued reorganization of the VC Products division along more efficient and effective business lines. The restructuring charge during the six months ended June 30, 2001 includes the costs of the severing of 11 employees and the closure of two sales offices. As of June 30, 2001, PolyVision had incurred $0.4 million of the aggregate $0.8 million charge and expects to incur the majority of the remaining costs during fiscal 2001.

    During fiscal 2000, PolyVision recorded a pre-tax nonrecurring restructuring charge of approximately $3.2 million. The charge included the following: (i) $1.8 million in severance costs for 20 employees in PolyVision's European and North American operations; (ii) $0.7 million write-off of inventory on hand in noncore business lines; (iii) $0.3 million for the closing of an European sales office; and (iv) $0.4 million for cost associated with the consolidation of numerous health and welfare programs and retirement programs available to the employees of PolyVision. As of June 30, 2001, PolyVision had incurred $1.3 million of the $3.2 million charge and expects to incur the majority of the remaining costs during fiscal 2001.

6. Earings Per Share

    The computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 was as follows:

	Three Months ended June 30,
	2001			2000
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net income	$2,051			$2,205
Less: preferred stock dividends	(564)			(564)

Basic earnings per common share	1,487	14,168	$0.10	1,641	14,165	$0.12
Dilutive impact of stock options and warrants	—	2,992		—	3,490
Assumed conversion of convertible seller note	151	2,667		141	2,667
Assumed conversion of preferred stock and accrued dividends	564	11,034		564	9,250

Diluted earnings per common share	$2,202	30,861	$0.07	$2,346	29,572	$0.08

	Three Months ended June 30,
	2001			2000
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net income	$92			$2,691
Less: preferred stock dividends	(1,128)			(1,128)

Basic earnings (loss) per common share	(1,036)	14,168	$(0.07)	1,563	14,163	$0.11
Dilutive impact of stock options, warrants and grants	—	—		—	3,532

Diluted earnings (loss) per common share	$(1,036)	14,168	$(0.07)	$1,563	17,695	$0.09

7. Comprehensive Income (Loss)

    The components of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 were as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net income	$2,051	$2,205	$92	$2,691
Fair value of derivative	—	—	100	—
Foreign currency translation adjustment	(57)	66	(544)	40

Comprehensive income (loss)	$1,994	$2,271	$(352)	$2,731

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

    The following provides information about each business division for the three and six months ended June 30, 2001 and 2000:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net sales:
VC Surfaces Division	$14,198	$16,078	$26,953	$28,488
VC Products Division	25,493	26,892	47,091	46,761
VC Interactive Division	1,381	627	3,226	627
Commercial Signage Division	2,548	2,293	4,867	5,595
Intercompany Sales	(4,092)	(5,089)	(7,842)	(9,318)

	$39,528	$40,801	$74,295	$72,153

Depreciation and amortization expense:
VC Surfaces Division	$710	$740	$1,424	$1,496
VC Products Division	420	399	833	792
VC Interactive Division	111	18	219	18
Commercial Signage Division	67	66	134	132
Corporate	53	11	92	11

	$1,361	$1,234	$2,702	$2,449

Operating income (loss):
VC Surfaces Division	$4,177	$4,415	$6,512	$6,326
VC Products Division	3,087	2,588	2,178	4,098
VC Interactive Division	(708)	67	(1,476)	67
Commercial Signage Division	312	39	576	454
Corporate	(723)	(935)	(1,408)	(1,396)

	$6,145	$6,174	$6,382	$9,549

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    PolyVision is an international manufacturer and installer of static, active and interactive products for communicating visually in the education, office and corporate markets and is the leading supplier of light-gauge Ceramicsteel used in the manufacture of quality writing and projection surfaces. PolyVision's operations are divided into four market groups: the Visual Communication Surfaces Division ("VC Surfaces Division"), the Visual Communication Products Division ("VC Products Division"), the Visual Communication Interactive Products Division ("VC Interactive Products Division") and the Commercial Signage Division.

  •
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

  •
  The VC Products Division manufactures and sells custom-designed and engineered writing, projection and other visual display surfaces, custom cabinets, workstation and conference center casework, covered walkways, and folding tables primarily for schools and offices.

  •
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

  •
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

    The following comparative table summarizes, for the period presented, sales and operating income data for PolyVision on a group basis. Such group data is presented on an historical reporting basis for the three and six months ended June 30, 2001 and 2000:

	Three Months ended June 30,		Six Months ended June 30,
	2001	2000	2001	2000
	(unaudited and in thousands, except percentages)
Net sales:
VC Surfaces Division	$14,198	$16,078	$26,953	$28,488
VC Products Division	25,493	26,892	47,091	46,761
VC Interactive Division	1,381	627	3,226	627
Commercial Signage Division	2,548	2,293	4,867	5,595
Intercompany Sales	(4,092)	(5,089)	(7,842)	(9,318)

	$39,528	$40,801	$74,295	$72,153

Gross profit	14,560	14,428	25,010	25,054
Gross margin	36.8%	35.4%	33.7%	34.7%
Selling, general and administrative expenses	7,031	7,507	15,370	14,039
Research and development expenses	578	164	1,243	310
Amortization of goodwill	619	583	1,245	1,156
Operating income (loss):
VC Surfaces Division	4,177	4,415	6,512	6,326
VC Products Division	3,219	2,588	2,893	4,098
VC Interactive Division	(708)	67	(1,476)	67
Commercial Signage Division	312	39	576	454
Corporate	(668)	(935)	(1,353)	(1,396)

	6,332	6,174	7,152	9,549
Restructuring and nonrecurring expenses	(187)	—	(770)	—

Operating income	$6,145	$6,174	$6,382	$9,549

Results of Operations

    Net sales for the quarter ended June 30, 2001 totaled $39.5 million, representing a decrease of $1.3 million, or 3.2% over net sales of $40.8 million for the quarter ended June 30, 2000. The decrease in net sales is due primarily to a reduction of $1.9 million from the VC Surfaces Division net sales (including an approximately $1.0 million reduction in intercompany sales to the VC Products Division) and $1.4 million in the VC Products Division net sales offset by the contribution of $0.8 million from the acquired operations of Ibid and Softboard and $0.3 million in increased net sales from the Commercial Signage Division. Net sales for the six months ended June 30, 2001 totaled $74.3 million, representing an increase of $2.1 million, or 2.9%, over net sales of $72.2 million for the six months ended June 30, 2000. The increase in net sales resulted primarily from the contribution of $2.6 million from the acquired operations of Ibid and Softboard and an increase in net sales of $0.3 million from the VC Products Division. These increases were offset by a decrease in net sales of $1.5 million in the VC Surfaces Division (offset by the reduction in intercompany sales to the VC Products Division) and a decrease of $0.7 million from Commercial Signage Division. The VC Surfaces Division had net sales of $14.2 million for the three months ended June 30, 2001 representing a decrease of $1.9 million, or 11.8% over net sales of $16.1 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, VC Surfaces net sales were $27.0 million representing a decrease of $1.5 million or 5.4% compared to net sales of $28.5 million in the same period in the prior year. After adjusting for the impact of currency fluctuations and intercompany sales, net sales to third parties in the VC Surfaces Division remained consistent with the prior periods. VC Products Division's sales of $25.5 million and $47.1 million for the three and six-month periods ended June 30, 2001, respectively, represents a decrease of $1.4 million, or 5.2% and an increase of $0.3 million or 0.7% over net sales of $26.9 million and $46.8 million for the three and six-month periods ended June 30, 2000, respectively. The slight increase in the net sales of the VC Products Division for the six-month period ended June 30, 2000 is due primarily to price increases in the US and European operations. VC Interactive Products Division's sales of $1.4 million and $3.2 million for the three and six-month periods ended June 30, 2001, respectively, represented an increase of $0.8 million and $2.6 million over net sales of $0.6 million for both the three and six-month periods ended June 30, 2000, respectively. The increase in net sales of the VC Interactive Products Division was due primarily to the sales contributed by the acquired operations of Ibid and Softboard. Commercial Signage Division's sales of $2.5 million and $4.9 million for the three and six month periods ended June 30, 2001, respectively, represent an increase of $0.2 million and a decrease of $0.7 million over sales of $2.3 million and $5.6 million for the three and six month periods ended June 30, 2000, respectively. The decrease in Commercial Signage Division's sales for the six month period ended June 30, 2001 is due primarily to completion of a one-time project with a major fast food chain during the comparable period in the prior year.

    Gross profit for the quarter ended June 30, 2001 totaled $14.6 million, representing an increase of $0.1 million, or 0.9%, as compared to the same quarter in the prior year. Gross profit for the six months ended June 30, 2001 totaled $25.0 million, which is consistent with the same period in the prior year. Gross margin for the quarter ended June 30, 2001 increased to 36.8% from 35.4% for the quarter ended June 30, 2000. Gross margin for the six months ended June 30, 2001 decreased to 33.7% from 34.7% for the six months ended June 30, 2000. The increase in gross profit and gross margin for the quarter ended June 30, 2001 reflects the results of the corrective actions taken to reverse the declining margin trend encountered during the second half of fiscal 2000 in our VC Product Division and the higher margin sales contributed by the VC Interactive Product Division. The Company expects margins to continue to show improvement during the remainder of the year as the impact of the cost reduction initiatives and the price increases, implemented in December 2000, take effect. Gross margins in the VC Surfaces Division, the VC Interactive Products Division and the Commercial Signage Division remained consistent with those achieved in the same periods of the prior year.

    Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2001 totaled $7.0 million, representing a decrease of $0.5 million, or 6.3%, as compared to the same period in the prior year. For the six months ended June 30, 2001, SG&A was $15.4 million, representing an increase of $1.3 million, or 9.5%, as compared to the same period in the prior fiscal year. The decrease in SG&A for the quarter is due primarily to continuing cost reduction programs and the elimination of one-time costs associated with marketing and information technology initiatives incurred in first quarter of fiscal 2001. The increase in SG&A for the six months is due primarily to the inclusion of SG&A from the acquired operations of Ibid and Softboard, increased marketing efforts designed to strengthen PolyVision's market presence, and noncapitalizable costs related to upgrades of the Company's enterprise software solutions.

    Research and development expenses ("RD&E") for the quarter ended June 30, 2001 totaled $0.6 million, representing an increase of $0.4 million, or 252.4%, as compared to the same period in the prior year. For the six months ended June 30, 2001, RD&E was $1.2 million, representing an increase of $0.9 million, or 301.0%, as compared to the same period in the prior fiscal year. The significant increase in RD&E represents cost incurred as a result of the formation of an RD&E team in PolyVision's VC Interactive Products Division. The focus of the RD&E department is on enhancing and expanding the current line of products offered by PolyVision. During the past six months, the Company has announced the introduction of two new products. The first product is believed to be the world's largest interactive whiteboard measuring 4' x 8' and the second product CopyCom™, is an image capturing device which captures anything written or drawn on a whiteboard or chalkboard and allows the user to print, save to diskette or save to a built-in web hosting device.

    Amortization expense was $0.6 million and $1.2 million during the three and six month periods ended June 30, 2001 and 2000. The increase relates to amortization expense from the Ibid and Softboard acquisitions offset by a 6.5% decline in the Belgium Franc used to translate amortization expense recorded by PolyVision's European subsidiaries.

    As a result of the increase in gross profit and decrease in SG&A offset by an increase in RD&E. Operating income (excluding restructuring and nonrecurring expenses) for the quarter ended June 30, 2001 increased to $6.3 million as compared to $6.2 million for the comparable period in the prior year. However, for the six months ended June 30, 2001, operating income decreased to $7.2 million as compared to $9.5 million for the comparable period in the prior year. The increase in operating income for the quarter ended June 30, 2001 was due to the improvement in gross margins and the reduction in SG&A offset by an increase in RD&E expense. The Company expects this trend to continue for the remainder of fiscal 2001.

    During the three and six month periods ended June 30, 2001, PolyVision recorded a pre-tax restructuring and nonrecurring charge of $0.2 million and $0.8 million, respectively, related to the restructuring of the VC Products Division. The restructuring and nonrecurring charge includes $0.7 million for costs in severing 11 employees and $0.1 million for the closure of two sales offices.

    For the quarter ended June 30, 2001, net income before restructuring and nonrecurring expense was $2.2 million or $0.08 per diluted share which was comparable with the same period in the prior year. For the six months ended June 30, 2001, net income before restructuring and nonrecurring expense was $0.6 million or $0.05 per diluted share, as compared to net income before restructuring and nonrecurring expense of $2.7 million or $0.15 per diluted share for the same period in the prior year. Net income (loss) for the three and six month periods ended June 30, 2001 was $1.5 million or $0.07 per diluted share and $(1.0) million or $(0.07) per diluted share, respectively, compared to $1.6 million or $0.08 per diluted share and $1.6 million or $0.09 per diluted share for the same periods in the prior year.

Liquidity and Capital Resources

    For the six months ended June 30, 2001, PolyVision generated $1.2 million in cash flow from operating activities consisting of $3.8 million in cash flow generated from operations (net income plus non-cash charges), reduced by $2.6 million in cash flow used for net working capital changes. Significant working capital changes included a $2.6 million increase in accounts receivable and $2.4 million increase in inventory offset by a $0.9 million increase in accounts payable and accrued expenses. Cash used for investing activities consisted of $1.2 million expended on capital expenditures. Cash provided by financing activities amounted to $1.0 million consisting principally of $5.6 million in borrowings on PolyVision's senior secured credit facility, offset by net debt repayments of $4.3 million.

    PolyVision's senior credit facilities consist of (a) a revolving line of credit in the maximum principal amount of $13.5 million (of which $13.0 million is available in the United States and $0.5 million, subject to currency fluctuations, is available to PolyVision's European subsidiaries), (b) a Term Loan A in the aggregate principal amount of $30.8 million and (c) a Term Loan B in the principal amount of $30.4 million. Advances under the revolving line of credit will be available through November 20, 2004, and borrowings thereunder may not at any time exceed (1) for the United States borrowers, an amount equal to the lesser of $13.0 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (2) for the European borrowers, the lesser of $0.5 million, subject to foreign currency fluctuations, or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until it attains prescribed financial ratio levels. On July 31, 2001, PolyVision amended the credit facility to reallocate existing revolver availability by increasing the amount available in the United States from $9.5 million to $13.0 million and reducing the availability in Europe from 187 million BEF (approximately $4.0 million at July 31, 2001) to 24 million BEF (approximately $0.5 million at July 31, 2001). At August 13, 2001, PolyVision had $11.9 million in borrowings outstanding on the revolving credit facility.

    PolyVision's senior subordinated loan of $25.0 million bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears and matures on December 30, 2006. The senior subordinated loan is guaranteed by PolyVision's domestic subsidiaries. The loan agreement contains certain customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior credit facilities. The senior subordinated loan is junior in right of payment to the senior credit facilities, but senior in right of payment to the $10.3 million convertible subordinated promissory note issued by PolyVision in connection with the Alliance acquisition. In conjunction with the borrowing of the senior subordinated loan, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision representing approximately 9.3% of its fully-diluted common stock.

    PolyVision's convertible subordinated promissory note issued in connection with the Alliance acquisition accrues interest at a rate of 10% per year, which is added to the face amount of the note.

    At June 30, 2001, PolyVision had $1.2 million in cash and cash equivalents. PolyVision's principal debt service commitments for the next 12 months amount to approximately $9.1 million and capital expenditures are expected to approximate $3.0 million. Management believes its current cash position and unused credit facilities, when combined with cash flows generated from current operations, are adequate to meet PolyVision's current liquidity needs during the next 12 months.

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

Foreign Currency Exchange Rates

    Although a majority of PolyVision's operations are in the United States, PolyVision does have foreign subsidiaries (primarily Belgium). The net investments in foreign subsidiaries translated into dollars using month-end exchange rates at June 30, 2001, are $9.3 million reduced by intercompany loans with the United States. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $0.9 million. PolyVision does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    Not applicable

Item 2. Changes in Securities and Use of Proceeds

    Not applicable

Item 3. Defaults Upon Senior Securities

    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  a)
  On May 24, 2001, PolyVision held its 2000 Annual Meeting of Shareholders

  b)
  Not applicable

  c)
  At the Annual Meeting, the following matters were voted upon:

  (i)
  Election of four Class I directors to the Board of the Directors, each to hold office until year 2002 Annual Meeting and until his successor is elected and qualified

      The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

Name	For	Withhold Authority	Broker Non-Votes

Ivan Berkowitz	12,906,076	27,376	—
Michael H. Dunn	12,906,079	27,373	—
James R. Kanely	12,906,079	27,373	—
Bragi F. Schut	12,906,079	27,373	—
    (ii)
    Ratification of the selection of Arthur Andersen LLP as PolyVision's independent auditor.

For	Against	Abstain

12,885,969	19,072	28,411

Item 5. Other Information

    Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.51	Employment Agreement, dated January 1, 2001, between PolyVision and Michael H. Dunn.
  (b)
  Reports on Form 8-k

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYVISION CORPORATION
Date: August 14, 2001	By:
/s/ GARY L. EDWARDS
Gary L. Edwards
Chief Financial Officer, Treasurer and Secretary (as both a duly authorized officer of the registrant and the principal financial officer or chief accounting officer of the registrant)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
POLYVISION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
POLYVISION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
POLYVISION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES