Form 10-Q
period 2001-09-30
POLYVISION CORP
filed 2001-11-14
CIK 835405

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	Commission file number
to	1-10555

POLYVISION CORPORATION
(Exact name of registrant as specified in its charter)

New York	13-3482597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4888 South Old Peachtree Road Norcross, Georgia	30071
(Address of principal executive offices)	(Zip Code)
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

Yes /x/  No / /

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of November 14, 2001 was 14,169,527 shares.

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

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2001	December 31, 2000
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$978	$436
Accounts receivable, (net of allowance for doubtful accounts of $1,805 and $1,677 at September 30, 2001 and December 31, 2000, respectively)	38,970	32,994
Inventories	17,495	17,946
Prepaid expenses and other current assets	7,419	8,131

Total current assets	64,862	59,507
Property, plant and equipment, net	18,206	18,730
Goodwill, (less accumulated amortization of $7,966 and $6,132 at September 30, 2001 and December 31, 2000, respectively)	87,086	88,576
Other assets	4,041	4,266

Total assets	$174,195	$171,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$9,691	$8,982
Accounts payable	13,419	12,669
Accrued expenses	20,518	18,486

Total current liabilities	43,628	40,137
Long-term debt, less current maturities	91,703	94,745
Other long-term liabilities	8,504	7,263

Total liabilities	143,835	142,145

Stockholders' equity:
Series B preferred stock at liquidation value	12,750	12,750
Series C preferred stock at liquidation value	7,000	7,000
Series D preferred stock at liquidation value	6,000	6,000
Common stock $.001 par value; authorized 40,000,000 shares; 14,168,527 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	14	14
Additional paid-in capital	70,893	70,893
Accumulated deficit	(64,627)	(66,598)
Cumulative other comprehensive loss	(1,670)	(1,125)

Total stockholders' equity	30,360	28,934

Total liabilities and stockholders' equity	$174,195	$171,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	$44,640	$47,029	$118,935	$119,182
Cost of goods sold	27,966	31,599	77,251	78,698

Gross profit	16,674	15,430	41,684	40,484
Selling, general and administrative expenses	7,238	7,147	22,608	21,186
Research and development expenses	498	303	1,741	613
Restructuring and nonrecurring expenses	—	—	770	—
Amortization of goodwill	625	607	1,870	1,763

Operating income	8,313	7,373	14,695	16,922
Interest expense	(2,943)	(3,011)	(8,987)	(8,906)
Interest income	7	31	36	168
Other income (expense), net	35	(24)	11	173

Income before income taxes	5,412	4,369	5,755	8,357
Provision for income taxes	(1,840)	(1,378)	(2,091)	(2,675)

Net income	3,572	2,991	3,664	5,682
Preferred stock dividends	(565)	(565)	(1,693)	(1,693)

Net income applicable to common stock	$3,007	$2,426	$1,971	$3,989

Net income per share of common stock:
Basic:
Net income	$0.25	$0.21	$0.26	$0.40
Preferred stock dividends	(0.04)	(0.04)	(0.12)	(0.12)

Net income per basic share of common stock	$0.21	$0.17	$0.14	$0.28

Diluted:
Net income	$0.12	$0.11	$0.19	$0.21
Preferred stock dividends	—	—	(0.09)	(0.01)

Net income per diluted share of common stock	$0.12	$0.11	$0.10	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(in thousands, except share amounts)
(unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Common Stock
											Cumulative Other Comprehensive Loss
									Additional Paid In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2000	255,000	$12,750	140,000	$7,000	120,000	$6,000	14,168,527	$14	$70,893	($66,598)	$(1,125)	$28,934
Preferred stock dividends										(1,693)		(1,693)
Fair value of derivative											(100)	(100)
Net income										3,664		3,664
Foreign currency translation adjustment											(445)	(445)

Balance at September 30, 2001	255,000	$12,750	140,000	$7,000	120,000	$6,000	14,168,527	$14	$70,893	($64,627)	$(1,670)	$30,360

The accompanying notes on an integral part of these condensed consolidated financial statement.

POLYVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$3,664	$5,682
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation and amortization	4,088	3,701
Amortization of deferred financing costs and accretion of debt discount	1,845	1,742
Other, net	(534)	(188)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,059)	(11,319)
Inventories	108	(3,635)
Other assets	995	(1,734)
Accounts payable and accrued expenses	2,938	3,415
Other liabilities	(298)	1,786

Cash flow provided by (used for) operating activities	6,747	(550)

Cash flows from investing activities:
Capital expenditures	(1,736)	(1,966)
Purchase of businesses, net of cash acquired	(102)	(13,632)

Cash flow used for investing activities	(1,838)	(15,598)

Cash flows from financing activities:
Repayments of long-term borrowings	(6,659)	(3,769)
Long-term borrowings	—	10,000
Borrowings under revolving credit facilities, net	3,353	4,500
Proceeds from exercise of stock options	—	9
Deferred financing costs	(266)	(206)

Cash flow provided by (used for) financing activities	(3,572)	10,534

Effect of exchange rate changes on cash and cash equivalents	(795)	(265)

Net change in cash and cash equivalents	542	(5,879)
Cash and cash equivalents at beginning of period	436	8,128

Cash and cash equivalents at end of period	$978	$2,249

Supplemental disclosures:
Cash paid for interest	$7,010	$6,341

Cash paid for income taxes	$382	$1,678

Acquisition of businesses:
Assets, net of cash acquired	$102	$16,465
Liabilities assumed	—	(2,833)

Net cash paid	$102	$13,632

The accompanying notes are an integral part of these condensed consolidated statements.

POLYVISION CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
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

    Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. The cumulative effect of adopting this standard as of January 1, 2001 resulted in a fair value liability, net of tax benefit of approximately $0.1 million. All derivatives are recognized on the balance sheet at fair value.

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

    The Company uses interest rate swap agreements to manage its exposure to interest rate changes. The Company has designated this swap agreement as a cash flow hedge. As of September 30, 2001, the Company had a deferred loss, net of tax benefit, of approximately $0.1 million included in stockholders' equity as a component of accumulated other comprehensive loss. This deferred loss is expected to be reclassified to current earnings over the next twelve months. The Company's loss resulting from the interest rate swap agreement's ineffectiveness was immaterial and the Company did not record any gains or losses associated with the discontinuance of a cash flow hedge.

    In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires companies to cease amortizing goodwill existing at June 30, 2001 on January 1, 2002 and goodwill resulting from acquisitions completed after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is its carrying value. The Company expects the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Corporation's results of operations and financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" (Opinion 30) for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount of fair value less costs to sell. SFAS No. 144 is effective for fiscal years beginning after December 15,2001 and should be applied prospectively. Management is evaluating the effect of this statement on the Corporation's results of operations and financial position.

3. Inventories

    The components of inventories at September 30, 2001 and December 31, 2000 were as follows:

	September 30, 2001	December 31, 2000
	(in thousands)
Raw materials	$11,990	$11,919
Work in process	1,000	956
Finished goods	4,505	5,071

	$17,495	$17,946

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

	Pro Forma Nine months ended September 30,
	2001	2000
	(in thousands, except per share data)
Net sales	$118,935	$123,605
Income before income taxes	6,525	7,854
Net income	4,172	5,341
Preferred stock dividends	(1,693)	(1,693)
Net income applicable to common stock	2,479	3,648
Net income per diluted share of common stock:
Net income	$0.18	$0.19
Preferred stock dividends	(0.05)	(0.06)

Net income per diluted share of common stock	$0.13	$0.13

    The proforma statements above do not include the restructuring and nonrecurring charges for the periods presented.

5. Restructuring Charge

    During the nine months ended September 30, 2001, PolyVision recorded pre-tax nonrecurring restructuring charges of approximately $0.8 million. The charges related to PolyVision's continued reorganization of the VC Products division along more efficient and effective business lines. The restructuring charge consists of costs related to the severing of 11 employees and the closure of two sales offices. As of September 30, 2001, PolyVision had incurred $0.5 million of the $0.8 million charge and expects to incur the majority of the remaining costs during fiscal 2001.

    During fiscal 2000, PolyVision recorded a pre-tax nonrecurring restructuring charge of approximately $3.2 million. The charge included the following: (i) $1.8 million in severance costs for 20 employees in PolyVision's European and North American operations; (ii) $0.7 million write-off of inventory on hand in noncore business lines; (iii) $0.3 million for the closing of an European sales office; and (iv) $0.4 million for cost associated with the consolidation of numerous health and welfare programs and retirement programs available to the employees of PolyVision. As of September 30, 2001, PolyVision had incurred $1.3 million of the $3.2 million charge and expects to incur the majority of the remaining costs in 2001.

6. Earnings Per Share

    The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 was as follows:

	Three Months ended September 30,
	2001			2000
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net income	$3,572			$2,991
Less: preferred stock dividends	(565)			(565)

Basic earnings per common share	3,007	14,168	$0.21	2,426	14,165	$0.17
Dilutive impact of stock options and warrants	—	3,204		—	3,354
Assumed conversion of convertible seller note	157	2,667		153	2,667
Assumed conversion of accrued preferred stock dividends	—	1,988		—	444
Assumed conversion of preferred stock	565	9,250		565	9,250

Diluted earnings per common share	$3,729	31,277	$0.12	$3,144	29,880	$0.11

	Nine Months ended September 30,
	2001			2000
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Net income	$3,664			$5,682
Less: preferred stock dividends	(1,693)			(1,693)

Basic earnings per common share	1,971	14,168	$0.14	3,989	14,163	$0.28
Dilutive impact of stock options and warrants	—	3,084		—	3,472
Assumed conversion of convertible seller note	—	—		440	2,667
Assumed conversion of accrued preferred stock dividends	—	1,886		—	366
Assumed conversion of preferred stock	—	—		1,341	7,750

Diluted earnings per common share	$1,971	19,138	$0.10	$5,770	28,418	$0.20

7. Comprehensive Income

    The components of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 were as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net income	$3,572	$2,991	$3,664	$5,682
Fair value of derivative	(200)	—	(100)	—
Foreign currency translation adjustment	99	(470)	(445)	(510)

Comprehensive income	$3,471	$2,521	$3,119	$5,172

8. Acquisition of PolyVision

    On August 27, 2001, the Company entered into an Agreement and Plan of Merger, dated August 24, 2001 (the "Merger Agreement") to be acquired by Steelcase Inc. ("Steelcase"), a Michigan based office furniture manufacturing company. Pursuant to the Merger Agreement, PolyVision will become a direct, wholly-owned subsidiary of Steelcase. In the merger, all common shares of PolyVision outstanding immediately prior to the effective time will be converted into the right to receive $2.25 per share in cash, the holders of PolyVision's Series B, C and D preferred stock will receive cash settlements aggregating approximately $33.0 million and all of PolyVision's outstanding bank and subordinated indebtedness of approximately $103.0 million will be retired. The merger is subject to the approval of stockholders of both the Company and Steelcase.

9. Divisional Reporting

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

    The following provides information about each business division for the three and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(in thousands)		(in thousands)
Net sales:
VC Surfaces Division	$13,555	$15,037	$40,508	$43,525
VC Products Division	29,847	32,142	76,938	78,903
VC Interactive Division	1,701	1,383	4,927	2,010
Commercial Signage Division	2,375	2,434	7,242	8,029
Intercompany Sales	(2,838)	(3,967)	(10,680)	(13,285)

	$44,640	$47,029	$118,935	$119,182

Depreciation and amortization expense:
VC Surfaces Division	$716	$726	$2,140	$2,222
VC Products Division	430	398	1,263	1,190
VC Interactive Division	117	53	336	71
Commercial Signage Division	69	67	203	198
Corporate	54	9	146	20

	$1,386	$1,253	$4,088	$3,701

Operating income (loss):
VC Surfaces Division	$4,271	$4,001	$10,783	$10,327
VC Products Division	5,168	3,983	7,346	8,081
VC Interactive Division	(557)	14	(2,033)	81
Commercial Signage Division	184	107	760	561
Corporate	(753)	(732)	(2,161)	(2,128)

	$8,313	$7,373	$14,695	$16,922

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

    The following comparative table summarizes, for the period presented, sales and operating income data for PolyVision on a group basis. Such group data is presented on an historical reporting basis for the three and nine months ended September 30, 2001 and 2000:

	Three Months ended September 30,		Nine Months ended September 30,
	2001	2000	2001	2000
	(unaudited and in thousands, except percentages)
Net sales:
VC Surfaces Division	$13,555	$15,037	$40,508	$43,525
VC Products Division	29,847	32,142	76,938	78,903
VC Interactive Division	1,701	1,383	4,927	2,010
Commercial Signage Division	2,375	2,434	7,242	8,029
Intercompany Sales	(2,838)	(3,967)	(10,680)	(13,285)

	$44,640	$47,029	$118,935	$119,182

Gross profit	16,674	15,430	41,684	40,484
Gross margin	37.4%	32.8%	35.0%	34.0%
Selling, general and administrative expenses	7,238	7,147	22,608	21,186
Research and development expenses	498	303	1,741	613
Amortization of goodwill	625	607	1,870	1,763
Operating income (loss) before restructuring and nonrecurring expenses:
VC Surfaces Division	4,271	4,001	10,783	10,327
VC Products Division	5,168	3,983	8,061	8,081
VC Interactive Division	(557)	14	(2,033)	81
Commercial Signage Division	184	107	760	561
Corporate	(753)	(732)	(2,106)	(2,128)

	8,313	7,373	15,465	16,922
Restructuring and nonrecurring expenses	—	—	(770)	—

Operating income	$8,313	$7,373	$14,695	$16,922

Results of Operations

    Net sales for the quarter ended September 30, 2001 totaled $44.6 million, representing a decrease of $2.4 million, or 5.1% over net sales of $47.0 million for the quarter ended September 30, 2000. The decrease in net sales is due primarily to the decrease in net sales of $1.5 million from VC Surfaces Division and $2.3 million from VC Products Division offset by the contribution of $0.3 million from the acquired operations of Ibid and Softboard. Net sales for the nine months ended September 30, 2001 totaled $118.9 million, representing a decrease of $0.2 million, or 0.2%, over net sales of $119.2 million for the nine months ended September 30, 2000. The decrease in net sales is due primarily to the decrease in net sales of $3.0 million from VC Surfaces Division, $2.0 million from VC Products Division and $0.8 million from Commercial Signage offset by the contribution of $2.9 million from the acquired operations of Ibid and Softboard. Sales of VC Surfaces Division of $13.6 million and $40.5 million for the three and nine month periods ended September 30, 2001, respectively, represented a decrease of $1.5 million, or 9.9% and $3.0 million, or 6.9% over net sales of $15.0 million and $43.5 million for the three and nine month periods ended September 30, 2000, respectively. Excluding intercompany sales, sales of VC Surfaces Division would have decreased approximately $0.4 million and for three and nine month periods ended September 30, 2001, respectively, compared with the same periods in the prior year. The decrease in VC Surfaces Division's net sales is due primarily to the decreased orders from the external U.S market and a decline in the value of the Belgium Franc for the three and nine month periods ended September 30, 2001, compared with the same periods in the prior year. VC Products Division's sales of $29.8 million and $76.9 million for the three and nine-month periods ended September 30, 2001, respectively, represented a decrease of $2.3 million, or 7.1% and $2.0 million or 2.5% over net sales of $32.1 million and $78.9 million for the three and nine month periods ended September 30, 2000, respectively. The decrease in the net sales of VC Products Division for the three and nine month periods ended September 30, 2001 is due primarily to volume decreases in the US and European divisions. VC Interactive Products Division's sales of $1.7 million and $4.9 million for the three and nine month periods ended September 30, 2001, respectively, represented an increase of $0.3 million and $2.9 million over net sales of $1.4 million and $2.0 million for the three and nine month periods ended September 30, 2000, respectively. The increase in net sales of VC Interactive Products Division was due primarily to the sales contributed by the acquired operations of Ibid and Softboard offset by decreased orders in the office product market. Commercial Signage Division's sales of $2.4 million and $7.2 million for the three and nine month periods ended September 30, 2001, respectively, represented a decrease of $0.1 million and $0.8 million over sales of $2.4 million and $8.0 million for the three and nine month periods ended September 30, 2000, respectively. The decrease in Commercial Signage Division's sales for the three and nine month periods ended September 30, 2001 was due primarily to completion of a one-time project with a major fast food chain during the comparable period in the prior year.

    Gross profit for the three and nine month periods ended September 30, 2001 totaled $16.7 million and $41.7 million, respectively, representing an increase of $1.2 million, or 8.1% and $1.2 million, or 3.0%, respectively, as compared to the same periods in the prior year. Gross margin for the three and nine month periods ended September 30, 2001 increased to 37.4% and 35.0%, respectively, from 32.8% and 34.0% for the same periods in the prior year. The increase in gross profit and gross margin for the three and nine month periods ended September 30, 2001 resulted from the actions taken to improve selling prices and continued cost reduction initiatives during the current year in the VC Products Division. PolyVision expects margins to improve in the future based on continued cost reduction initiatives in all of PolyVision's manufacturing facilities. Gross margins in the VC Surfaces Division, the VC Interactive Products Division and the Commercial Signage Division remained consistent with those achieved in the same periods of the prior year.

    Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2001 totaled $7.2 million, representing an increase of $0.1 million or 1.3% as compared to the same period in the prior year. The slight increase in SG&A is due primarily to the inclusion of SG&A from the acquired operation of Softboard offset by cost reductions in the core businesses as a result of the continuing effort to consolidate the acquired operations and eliminate duplicative functions. SG&A for the nine months ended September 30, 2001 totaled $22.6 million, representing an increase of $1.4 million, or 6.7%, as compared to the same period in the prior fiscal year. The increase in SG&A for the nine months is due primarily to the inclusion of SG&A from the acquired operations of Ibid and Softboard, increased marketing efforts designed to strengthen PolyVision's market presence, and noncapitalizable costs related to upgrades of PolyVision's enterprise software solutions offset by cost reduction initiatives.

    Research and development expenses ("RD&E") for the three months ended September 30, 2001 totaled $0.5 million, representing an increase of $0.2 million, or 64.4%, as compared to the same period in the prior year. For the nine months ended September 30, 2001, RD&E was $1.7 million, representing an increase of $1.1 million, or 184.0%, as compared to the same period in the prior fiscal year. The significant increase in RD&E represented cost incurred as a result of the formation of an RD&E team in PolyVision's VC Interactive Products Division during the second quarter of 2000. The focus of the RD&E department is on enhancing and expanding the current line of products offered by PolyVision.

    Amortization expense was $0.6 million for the three months ended September 30, 2001 and 2000. Amortization expense was $1.9 million and $1.8 million for the nine months ended September 30, 2001 and 2000, respectively. The slight increase in the amortization expense was due to the additional amortization expense resulted from the Ibid and Softboard acquisitions offset by a decline in the Belgium Franc used to translate amortization expense recorded by PolyVision's European subsidiaries.

    During the nine months ended September 30, 2001, PolyVision recorded a pre-tax restructuring and nonrecurring charge of $0.8 million related to the restructuring of the VC Products Division. The restructuring and nonrecurring charge includes $0.7 million for costs in severing 11 employees and $0.1 million for the closure of two sales offices.

    As a result of the increase in gross profit and decrease in SG&A offset by the increase in RD&E, operating income for the three months ended September 30, 2001 increased to $8.3 million as compared to $7.4 million for the comparable period in the prior year. However, for the nine months ended September 30, 2001, the operating income decreased to $14.7 million as compared to $16.9 million for the comparable period in the prior year primarily as a result of the decrease in gross profit and increase in SG& A and RD&E and the restructuring charge incurred during the first six months of 2001.

    Interest expense for the three months ended September 30, 2001 was $2.9 million as compared to $3.0 million for the same period in the prior year. The decrease is due primarily to the reduction of the interest rates. Interest expense for the nine months ended September 30, 2001 was $9.0 million as compared to $8.9 million for the same periods in the prior year. The increase is due primarily to interest bearing debt incurred in connection with the Ibid and Softboard acquisitions offset by reduced interest rates.

    Tax expense for the three months ended September 30, 2001 was $1.8 million as compared to tax expense of $1.4 million for the same period in the prior year. The increase in tax expense is due to higher earnings for the three months ended September 30, 2001 over the same period in the prior year. Tax expense for the nine months ended September 30, 2001 was $2.1 million compared to tax expense of $2.7 million for the same period in the prior year. The decrease in tax expense for the nine months is due to lower earnings in the United States and the ability of the United States based entities to recognize prior period net operating losses.

    For the three months ended September 30, 2001, net income before restructuring and nonrecurring expenses was $3.6 million or $0.12 per diluted share, as compared to $3.0 million or $0.11 per diluted share for the comparable period in the prior year. For the nine months ended September 30, 2001, net income before restructuring and nonrecurring expenses was $4.2 million or $0.13 per diluted share, as compared to $5.7 million or $0.20 per diluted share for the same period in the prior year. Net income for the three and nine month periods ended September 30, 2001 was $3.6 million or $0.12 per diluted share and $3.7 million or $0.10 per diluted share, respectively, compared to $3.0 million or $0.11 per diluted share and $5.7 million or $0.20 per diluted share for the same periods in the prior year. The increase in the three month period was due to the increase in operating income attributable to increased gross profits and decreased interest expense. The decrease in the nine month period was due to a decrease in operating income attributable to restructuring and nonrecurring expenses and an increase in SG&A, RD&E and interest expense.

Liquidity and Capital Resources

    For the nine months ended September 30, 2001, PolyVision generated $6.7 million in cash flow from operating activities consisting of $9.1 million in cash flow generated from operations (net income plus non-cash charges), reduced by $2.3 million in cash flow used for net working capital changes. Significant working capital changes included a $6.1 million increase in accounts receivable and a $0.3 million decrease in other liabilities offset by a $0.1 million decrease in inventory, a $1.0 million decrease in other assets, and a $2.9 million increase in accounts payable and accrued expenses. Cash used for investing activities amounted to $1.8 million consisting of $1.7 million for capital expenditures and $0.1 million for a business acquisition. Cash used for financing activities amounted to $3.6 million consisting principally of a net of $3.4 million in borrowings on PolyVision's senior secured credit facility, offset by net debt repayments of $6.7 million.

    PolyVision's senior credit facilities consist of (a) a revolving line of credit in the maximum principal amount of $13.5 million (of which $13.0 million is available in the United States and $0.5 million is available to PolyVision's European subsidiaries), (b) a Term Loan A in the aggregate principal amount of $29.6 million and (c) a Term Loan B in the aggregate principal amount of $30.3 million. Advances under the revolving line of credit will be available through November 20, 2004, and borrowings thereunder may not at any time exceed (1) for the United States borrowers, an amount equal to the lesser of $13.0 million or the sum of 85% of eligible accounts receivable plus 60% of eligible inventory, and (2) for the European borrowers, the lesser of $0.5 million or the sum of 85% of eligible accounts receivable and 50% of eligible inventory. The term loans are repayable in quarterly principal installments through October 31, 2005. The senior credit facilities are secured by liens and security interests on substantially all of PolyVision's real and personal property, including the assets of PolyVision's subsidiaries and a pledge of the outstanding stock of such subsidiaries. PolyVision is required to comply with customary performance and financial covenants and is prohibited from paying any dividends on its common stock without the lenders' prior written consent, and from paying dividends on its preferred stock until it attains prescribed financial ratio levels. At November 14, 2001, PolyVision had $8.4 million in borrowings outstanding on the revolving credit facility.

    PolyVision's senior subordinated loan of $25.0 million bears interest at a fixed rate of 12.5% per annum, payable quarterly in arrears and matures on December 30, 2006. The senior subordinated loan is guaranteed by PolyVision's domestic subsidiaries. The loan agreement contains certain customary performance and financial covenants similar to (but less stringent than) the financial covenants applicable to the senior credit facilities. The senior subordinated loan is junior in right of payment to the senior credit facilities, but senior in right of payment to the $10.3 million convertible subordinated promissory note issued by PolyVision in connection with the Alliance acquisition. In conjunction with the borrowing of the senior subordinated loan, PolyVision issued to the lender detachable warrants entitling the holder thereof to purchase, for nominal consideration, 2,986,467 shares of common stock of PolyVision representing approximately 9.6% of its fully-diluted common stock.

    PolyVision's convertible subordinated promissory note issued in connection with the Alliance acquisition accrues interest at a rate of 10% per year, which is added to the face amount of the note.

    At September 30, 2001, PolyVision had $2.4 million in cash and cash equivalents. PolyVision's principal debt service commitments for the next 12 months amount to approximately $9.1 million and capital expenditures are expected to approximate $3.0 million. Management believes its current cash position and unused credit facilities, when combined with cash flows generated from current operations, are adequate to meet PolyVision's current liquidity needs during the next 12 months.

Acquisition of PolyVision

    On August 27, 2001, the Company entered into an Agreement and Plan of Merger, dated August 24, 2001 (the "Merger Agreement") to be acquired by Steelcase Inc. ("Steelcase"), a Michigan based office furniture manufacturing company. Pursuant to the Merger Agreement, PolyVision will become a direct, wholly-owned subsidiary of Steelcase. In the merger, all common shares of PolyVision outstanding immediately prior to the effective time will be converted into the right to receive $2.25 per share in cash, the holders of PolyVision's Series B, C and D preferred stock will receive cash settlements aggregating approximately $33.0 million and all of PolyVision's outstanding bank and subordinated indebtedness of approximately $103.0 million will be retired. The merger is subject to the approval of stockholders of both the Company and Steelcase.

    The Alpine Group, Inc., PolyVision's principal common shareholder and the sole owner of PolyVision's Series B and C Preferred shares, has entered into an agreement ("Shareholder's Agreement") with Steelcase to vote its shares in favor of the merger. The Shareholder's Agreement includes an option granted to Steelcase to purchase Alpine's common and preferred share interests in PolyVision if the Merger Agreement were to be terminated, subject to the obligation of Steelcase, following exercise, to commence and complete a fully funded, all-shares/all-cash tender offer (and second-step merger) to purchase all unaffiliated shareholder interests, warrants, Series D Preferred shares and in-the-money employee stock options at the same purchase price provided in the Merger Agreement.

New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires companies to cease amortizing goodwill existing at June 30, 2001 by December 31, 2001 and goodwill resulting from acquisitions completed after June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is its carrying value. The Company expects the adoption of these accounting standards will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is evaluating the effect of this statement on the Corporation's results of operations and financial position.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" (Opinion 30) for the disposal of a segment of a business (as previously defined in Opinion 30). The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. SFAS No. 144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. SFAS No. 144 also requires that discontinued operations be measured at the lower of the carrying amount of fair value less costs to sell. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and should be applied prospectively.

Management is evaluating the effect of this statement on the Corporation's results of operations and financial position.

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

Foreign Currency Exchange Rates

    Although a majority of PolyVision's operations are in the United States, PolyVision does have foreign subsidiaries (primarily Belgium). The net investments in foreign subsidiaries translated into dollars using month-end exchange rates at September 30, 2001, are $10.7 million reduced by intercompany loan with the United States. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $1.1 million. PolyVision does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    Not applicable

Item 2. Changes in Securities and Use of Proceeds

    Not applicable

Item 3. Defaults Upon Senior Securities

    Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

    Not Applicable

Item 5. Other Information

    Not Applicable

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  None

  (b)
  Reports on Form 8-k

  The Company filed with the Securities and Exchange Commission a Current Report on Form 8-K on August 29, 2001, relating to the merger agreement with Steelcase Inc., dated August 24, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POLYVISION CORPORATION
Date: November 14, 2001	By:
/s/ GARY L. EDWARDS
Gary L. Edwards
Chief Financial Officer, Treasurer and Secretary (as both a duly authorized officer of the registrant and the principal financial officer or chief accounting officer of the registrant)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
POLYVISION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
POLYVISION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
POLYVISION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (in thousands, except share amounts) (unaudited)
POLYVISION CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
POLYVISION CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2001 (Unaudited)
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